Form 10-K
period 1996-05-31
HABER INC
filed 1997-03-12
CIK 355699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



           For the Fiscal Year May 31, 1996 Commission File No, 0-9966


                                   HABER, INC,

            (Exact name of registrant as specified in its character)


             Delaware                                   22-2305613
  (State or other jurisdiction of                   (I.R.S, Employer
   incorporation or organization)                   Identification No.)


   470 Main Road Towaco, New Jersey                       07082
 (Address or principal executive office)                (Zip Code)


              Registrant's registered pursuant to Section 12 (b) of
                                    the Act:

                                      None

               Securities registered pursuant to Section 12 (q) of
                                    the Act:

                     Common Stock, par value $0.01 per share
                    $2.00 Convertible Voting Preferred Stock,
                             par value $10 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such ruling requirements for the past 90 days:

                                 Yes [X]  No[ ]

     As of May 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,083,801

     As of May 31, 1996, the number of shares outstanding of the Registrant's common stock was: 27,052,368 shares.

                                  Documents incorporated by reference: None

ITEM 1. BUSINESS

General

    The Registrant has developed advanced chemical and electrochemical process technologies for separations, extractions and purifications. The Company will now focus on commercializing these technologies through joint ventures or subsidiaries.

     The Registrant's strategy is to develop and market application devices based upon its Electro Molecular Propulsion ("EMP") technology and to acquire interests, assets and earnings in exchange for rights to use its technologies. The Registrant may also seek to directly acquire technology or may seek licenses, joint venture or other arrangements with larger industrial partners.

Patents and Trade Secrets

     A U.S. patent covering EMP technology was granted to Norman Haber in 1976 and an extension of that patent was granted to Mr. Haber in 1979, The patent would have expired in April of 1993. However, recent changes in U.S. patents add three more years until 1996. The original patents covering the EMP technology, which were granted to Mr. Haber in 16 foreign countries and assigned to the Registrant, expired in 1996.

     The Registrant is in a position for prioritizing its advanced EMP technology and know-how for further patent application. It is prepared to file additional patent applications or prioritization relating to specific aspects of the EMP technology with the U.S. Patent Office.

     In addition to patent protection filed or intended, the Registrant expects to rely to a material extent on selected unpatented proprietary know-how with respect to its various technologies. However, there can be no assurance that others will not independently develop such know-how or otherwise obtain access to the Registrant's know-how despite the Registrant's efforts to maintain its confidentiality, which includes obtaining secrecy agreements from its employees.

Employees

     In 1996, the Company retained 2 employees and 4 independent consultants.

Government Regulation

     If Haber, Inc. markets its EMP instruments for use in clinical applications, blood analyzers other medical devices it will be subject to regulation by the Bureau of Medical Devices of the United States Food and Drug Administration. A principal feature of such regulation is that, if the devices should be deemed not to be substantially equivalent to those already on the market, they could not be used until specifically approved by the Bureau of Medical Devices. The Registrant did not consider to seek approval or to seek a determination whether any such devices will require such approval or that seeking such approvals would not present a major obstacle. The process of obtaining approval, or a determination that approval is not required, could cause material delay in the introduction of any of these products, However, it is not anticipated that this would necessarily occur.

ITEM 2. PROPERTIES

     The Registrant maintains laboratory and general office facilities in one building leased by the registrant and located in Towaco, New Jersey, The building has a total of approximately 2,500 square feet of space. Included in these facilities are six laboratories, a prototype machine shop, and a small area for pre-piloting processing. These facilities house the equipment necessary for the Registrant to conduct its research and development activities for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Registrant is in contention with the Department of Environmental Protection ("DEP") in New Jersey and currently has appeared informally before the court judge and with a legal representative of the DEP to try to determine a settlement penalty with the Registrant for having neglected two filings of septic sampling and analysis not timely reported in 1990, The DEP is cognizant that the Registrant operated an analytical laboratory that is duly authorized by the DEP in New Jersey and qualified before the U.S. Environmental Protection Agency.

     In September 1993, the Company settled this penalty for $22,500 to be paid in four semi-annual installments of $5,000 and one final semi-annual installment of $2,500 plus interest at 5.5% beginning October 1993. Since only one payment has been made on the settlement to date, the entire amount which totals $19,700 including interest, is currently due and is included in accounts payable.

     There are no other material pending legal proceedings to which the Registrant is a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     NONE.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     The Registrant's common stock is traded "over the counter" and is listed in the National Market System. The table below sets forth the ranges of the last sales prices of the Common Stock during each quarter after June 1, 1994. The quotations reflect dealer prices without mark-up, markdown or commissions and do not necessarily represent actual transactions,

                           High        Low
Quarter Ended

1995


08/31/94                   1/4         1/8
11/30/94                   1/4         1/2
02/28/95                   1/2         1/2
05/31/95                   1/2         1/4

1996

08/31/95                   1/4         1/8
11/30/95                   1/4         1/8
02/28/96                   1/4         1/8
05/31/96                   1/4         1/8


     On May 31, 1996, the last sale price of the Registrant's common stock was $.25 and the number of holders of record of the Registrant's Common Stock was approximately 2204.

     No cash dividends have been paid on the Common Stock of the Registrant since its incorporation and the Registrant intends to retain its earnings, if any, for use in its business.

HABER, INC.===================================== A Development Stage Enterprise

Selected Financial Data                                                 Item 6.
===============================================================================

                                           Cumulative
                                             from
                                           Inception          1996          1995         1994        1993         1992
                                           ------------------------------------------------------------------------------
Statement of Operations Data
   Revenues                                $  1,933,429     $       -    $       -    $  14,833    $  49,953    $       -
   Direct expenses                            1,370,748             -            -        3,000        9,892            -
   General and administrative expenses       10,697,480       252,374      360,524      195,424      314,583      407,501
   Research and development expenses          5,027,520             -        3,455       65,278       77,533      113,613
   Operating (loss)                         (15,882,572)     (284,628)    (363,979)    (248,869)    (352,055)    (521,114)
     Interest income                          1,015,770             -            -            2            7          438
   Net (loss)                               (20,012,722)     (359,728)    (401,483)    (300,091)    (348,661)    (530,965)
   Net (loss) per share                                          (.01)        (.02)        (.01)        (.01)        (.03)


Balance Sheet Data
   Working capital                                           (286,932)    (555,697)    (274,977)    (254,265)    (328,802)
   Total assets                                                62,521       58,150       57,808       72,760       81,800
   Total liabilities                                          311,518      566,601      285,613      275,154      380,493
   Stockholders' (deficit)                                   (248,997)    (508,351)    (227,805)    (202,394)    (298,693)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATION.

Results of Operations

     The Registrant controls the proprietary operational features and key science insights for the technology called ElectroMolecular Propulsion ("EMP"), which it believes has broad application in the chemical, biomedical and electronic fields. EMP is a fundamental electrokinetic technology invented by Norman Haber. Essentially, EMP is a method of transporting a broad variety of molecules by means of an electrical field. This ability, enhanced by other characteristics of the technology, indicates that EMP has a range of applications in chemical analytical instrumentation, extraction, purifications, control of chemical reactions, electronic imaging and other electronic uses.

     More than 100 application protocols have been completed for use with the EMP instrument for use with dyes, proteins, etc. Such prefigured protocols are an important user friendly feature for the sale and use of the 15K-l instrument in niche markets. It enables the user to program the EMP instrument for their particular application chemistry, analysis and quality control.

     The Registrant will continue to effect reductions in its operating expenditures while conforming with continuing operations with the limited amount of working capital available. This policy will continue until revenue from sales or adequate refinancing enables otherwise. The Company is currently leasing its facility in Towaco, N.J. It is anticipated that the Registrant will continue to lease its site at the current address in 1997.

1996 Compared with 1995

The net loss for 1996 decreased by $41,755 due mainly to decreased legal and other costs associated with raising capital.

The Registrant has continued its activities regarding the development of niche market applications for its EMP analytical instrumentation. Having decided on applications for the dye industry, Registrant joined the American Association of Textile Chemists and Colorists (AATCC) and attended the annual AATCC meeting and exhibition in Louisville, Ky. Other application projects and technical publications describing EMP instrumentation application also are being considered. The Registrant has undertaken steps toward the re-engineering of its EMP 15K model with the view of producing an upgraded digitalized and computer compatible instrument. These units can be subcontracted through instrument manufacturers. Marine Electric Instruments of Clifton, N.J. has suggested that they will re-engineer the EMP 15K instrument in this manner in exchange for a manufacturing agreement for the EMP instrument.

Dr. Henry Rosenberg PhD. (Chemistry) has joined the Company and has become conversant with both the EMP technology and the proprietary "Haber Gold Process". Dr. Rosenberg has had extensive sales and marketing experience with scientific instrumentation and shall also serve for marketing EMP instrumentation.

1995 Compared with 1994

     The net loss for 1995 increased by $101,392 to $401,483 due mainly to increased legal and other costs associated with raising capital.

Liquidity and Capital Resources

     The Registrant's working capital deficiency, which fluctuates, must be supplemented in order to meet the demands upon working capital occasioned by the Registrant's continued operating losses. There continued an on going need for additional funds to finance development and commercialization of projects built around the Registrant's technologies, During the year ended May 31, 1996, the Registrant issued 2,310,200 shares of common stock for $ 218,540 in cash.

     There can be no assurance that the Registrant will have continuing success in any of these efforts. The effects of inflation during he recent years has had little impact on the Registrant and will continue to be insignificant.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTING DATA

        See Index to Financial Statements, Financial Statement Schedule and Exhibits in Item 14.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Executive Officers and Directors of the Registrant are as follows:


Director                                    Position with
Name                       Age              the Registrant             Since

Norman Haber               67               Chairman                   1967
                                            President, CEO
                                            & Director

Warren Donohue             56               Director                   l989

Paul Buiar                 71               Acting Director            1996


     Mr. Haber is the founder of the Registrant, and has been its Chairman, President and Chief Executive Officer since inception. Mr. Haber holds a B.S. degree in chemistry and an M.A. in physiology and biological sciences from the New York city University System, He is the Registrant's principal scientist. Mr. Haber is the inventor of the EMP technology and co-developer of the Haber Gold, Alpha and Haber-Lee Processes. His work on EMP has appeared in the Proceedings of the National Academy of Sciences.

     Mr. Donohue has been the Executive Manager, Sales Administration, of Volvo Cars North America for 33 years. He studied business at Fairleigh Dickinson University, He is presently serving his third term as Councilman and Commissioner on the Recreation Committee in Alpine, New Jersey where he resides.

     Mr. Paul Buiar is a specialist in political relations, communications and news media, especially as related to national and international politics including national presidential campaigns, governor and mayoralty campaigns
(NYC). He has also been involved with international presidential campaigns. Mr. Buiar has served as President of the International Association of Political Consultants. For more than 20 years, he has also been the Executive Director of the Inner Circle, a prestigious NYC based organization of current and former journalists.


* The term of each officer of the Registrant expires at the next annual meeting of its Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Cash Compensation

     The following table sets forth the total cash compensation paid by the Registrant during the fiscal year May 31, 1996 and 1995 to the executive officers whose total cash compensation to all executive officers as a group:


                                            Capacities in         Cash
Name                                        Which Served       Compensation

                                                              1996      1995
All executive officers as a group
(two persons)                                                 -0-       -0-


     The Registrant has no employee agreements and there is no compensation proposed to be paid in the future to the Registrant's executive officers pursuant to any on-going plan or arrangement except that the executive officers from time to time be granted options under the Registrant's stock option plan or warrants.

Stock Options

     The Registrant maintains a 1985 Officers' Stock Option Plan (the "Officers' Plan").

     The Officer's Plan provides that options to purchase the Registrant's Common Stock may be awarded to officers of the Registrant by a committee comprised of at least three directors who are not eligible under the Officer's Plan.

     Options granted under the Officer's Plan are non-incentive options and stock appreciation rights may be provided at any time until the options are exercised, terminated or canceled. The exercise price of the options can be fixed by the committee administering the Officers Plan at any amount which is not less than the par value of the shares subject to option, An optionee may pay the exercise price of the options in cash or with the Registrant's stock or with other property.

     All options under the Officer's Plan will become exercisable as determined by the committee administering the plan, and the committee may at any time accelerate the time at which an option may be exercised. All options will be nontransferable except by the laws of descent and distribution and, generally, will be exercisable by the optionee only during the time he is employed by the Registrant or within three months thereafter.

Compensation of Directors

     Directors of the Registrant receive no cash compensation or expense reimbursement in connection with their services as Directors.


ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The table below sets forth certain information relating to the ownership of the Registrant's Common Stock, as of December 1, 1992, by (I) the only person who was known to the Registrant to be the beneficial owner of more than five percent of such stock, ii) each of the Registrant's Directors and (iii) all Directors and Officers of the Registrant as a group. Each of the persons listed has sole voting and investment power with respect to his shares unless otherwise indicated in the notes of the table.

                                    No. of Shares of Common Stock
Name of                             and Nature of Beneficial           %
Beneficial Owner                    Beneficial Ownership               of Class

Norman Haber                        1,732,868(1)                       4.2%
Warren Donohue                        929,987                          2.2%
Paul Buiar                             54,308*


* Less than 1%

     (1) Mr. Haber has the sole voting and investment power with respect to all such shares except for 330,130 shares which are owned by his wife, individually or as custodian for their two children.

ITEMS 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     It  is  anticipated   that,  as  incentives  to  retain   management,   the
Registrant's officers may be offered the opportunity to participate in the equity of future ventures in which the Registrant may become involved.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
         ON FORM 8-K.

     (a) The  following  documents  are filed as a part of this report.




1. Financial statements:                                      Page


   Report of Independent Certified Public Accountants         F-1...F-2

   Balance Sheets as of May 31, 1996 and 1995                 F-3...F-4

   Statements  of Income  (Loss) and Retained  Earnings       F-5
   (Deficit) for the years ended May 31, 1996, 1995
   1994 and from the inception to May 31, 1995.

   Statements of Changes in Stockholders' Equity              F-6...F-11
   from inception to May 31, 1996.

   Statements of Cash Flows for the years ended               F-12...F-13
   May 31, 1996, 1995, and 1994 and from the
   inception to May 31, 1996.

   Notes to Financial Statement                               F-14...F-20


2. Schedule II -  Valuation and Qualifying Accounts           F-21


3. Exhibit 11  -  Statement re: computation of earnings       F-22
                  per share




   3(a)    (I)      Restated Certificate of Incorporation
                    of the Registrant, filed November 9,
                    1984. Incorporated by reference to
                    exhibit 2 (a) to the Registrant's
                    Registration Statement on Form 8-A
                    filed with Commission on April 30,
                    1985 (Commission File No. 0-9966).

    (a)    (ii)     Certified of Designations of Series
                    A Preferred Stock of the Registrant,
                    filed November 20, 1984, Incorporated
                    by reference to exhibit 2 (b) to the

Exhibits   Number   Description of Exhibit

                    Registrant's  Registration Statement
                    on Form 8-A filed with the
                    Commission on  April 30, 1985
                    (Commission File
                    No. 0-9966).

    (b)             By-laws of the Registrant. (5)

   4(a)             Specimen for of certificate for
                    Common Stock (1)

    (b)             Form of representative's Warrant (7)

    (c)    (I)      Specimen form of certificate for
                    Convertible Preferred Stock (8)

           (ii)     Form of Class A Warrant (7)

           (iii)    Form of Class B Warrant (7)

           (iv)     Form of Warrant Agreement among the
                    Registrant and Continental Stock
                    Transfer & Trust Company (8)

                    (The  Registrant  will furnish the
                    Securities  and Exchange  Commission
                    upon request a copy of each
                    Instrument  defining  the  rights of
                    the holders of the Registrant's long term debt.

  10(a)    (I)      Limited Partnership Agreement of
                    Lodestone Partners, Ltd. (3)

    (a)    (ii)     Research and Development Agreement between
                    the Registrant and Lodestone Partners,
                    Ltd., dated October 10, 1980. (1)
    (a)    (iii)    Agreement for sale of EMP Precious Metals
                    Application and Technology

    (a)    (iv)     Amendment No. 1 to Agreement of Limited
                    Partnership of Lodestone Partners, Ltd.(3)

 Exhibit   Number   Description of Exhibits


    (a)    (v)      Amendment No. 1 to Agreement for Research
                    and Development between the Registrant and Lodestone Partners, Ltd. dated October 10,
                    1980.(3)

    (a)    (vi)     Amendment No.1 to Agreement for sale of
                    EMP Precious Metals Application and
                    Technology between the Registrant and
                    Lodestone Partners, Ltd. dated October
                    10, 1980.

    (a)    (vii)    Agreement dated as of October 10, 1980
                    among the Registrant and Lodestone
                    Partners, Ltd.(7)

    (a)    (viii)   Agreement dated May 30, 1984 among the
                    Registrant, Norman Haber and Lodestone
                    Partners, Ltd.(7)

    (b) License Agreement between the Registrant and Life Signs, Inc, (formerly Sepradyne
                    Corp.) dated September 30, 1980(1)

    (b)    (I)      Amendment dated June 30, 1983 to License
                    Agreement dated September 30, 1980
                    between the Registrant and Life Signs,
                    Inc. (formerly Sepradyne Corp.) (4)

    (c)             Agreement dated January 1981 between
                    Vascular Laboratory, Inc, and Life
                    Signs, Inc. (formerly Sepradyne Corp.)
                    (1)

    (d)             1981 Employee's Incentive Stock Option
                    Plan. (2)

    (e)    (I)      Limited Partnership Agreement of Life
                    Signs Research Associates. (3)

 Exhibit   Number    Description of Exhibit

    (e)    (ii)      Agreement for Research and Development
                     between the Registrant and Life Signs
                     Research Associates, dated December 28,
                     1981 (3)

    (e)    (iii)     Agreement for Sales of Technology between
                     the Registrant and Life Signs Research
                     Associates, dated December 28, 1981. (3)

    (e) License Agreement between the Registrant and Life Signs, Inc, (formerly Sepradyne
                     Corp.) and Life Signs Research Associates dated December 28, 1981 (3)

    (e)    (v)       Amendment No.1 to Agreement of Limited
                     Partnership of Life Signs Research
                     Associates. (3)

    (e)    (vi)      Amendment No.2 to Agreement to Limited
                     Partnership of Life Signs, Research
                     Associates. (3)

    (e)    (vii)     Amendment No.l to Agreement for Research
                     and Development between the Registrant
                     and Life Signs Research Associates.(3)

    (e)    (viii)    Amendment No.2 to Agreement for Research
                     and Development between the Registrant
                     and Life Signs Research Associates. (6)

    (e)    (ix)      Agreement dated as of May 30, 1984 among
                     Life Signs Research Associates, Life
                     Signs, Inc. and Life Signs/Boston Inc.(7)

    (e)    (x)       Amendment No.1 to License Agreement
                     dated December 28, 1981 between the
                     Registrant, Life Signs, Inc. and Life
                     Signs/Boston, Inc. (7)

    (e)    (xi)      Amendment No.3 to Agreement for Research
                     and Development between the Registrant

Exhibit    Number    Description of Exhibit

                     and Life Signs Research Associates. (5)

    (e)    (xii)     Amendment No.l to Agreement for Sales of
                     Technology between the Registrant and
                     Life Signs Research Associates. (5)

    (e)    (xiii)    Supplement dated May 30, 1984 to the
                     Agreement of Limited Partnership of Life
                     Signs Research Associates. (7)

    (f)    (I)       Lease dated September 19, 1982 between
                     Net Properties Management, Inc, and the
                     Registrant.

    (f)    (ii)      Amendment dated March 31, 1983 to lease
                     dated September 19, 1982 between Net
                     Properties Management, Inc., and the
                     Registrant. (3)

    (g)    (I)       Shareholders agreement among Silver Tech
                     Mines, Inc., ("Silver Tech"), the
                     Registrant and Houston Mining a
                     Resources, Inc. ("HMR") (3)

    (g)    (ii)      Ancillary Agreement between the
                     Registrant and HMR. (3)

    (g)    (iii)     License Agreement between the Registrant
                     and Silver Tech. (3)

    (g)    (iv)      Mining deed dated August 22, 1983 by HMR
                     to Silver Tech (4)

    (g)    (v)       Assignment of Leases dated, August 22,
                     1983 by HMR to Silver Tech. (4)

    (g)    (vi)      Letter agreement between Cochise Limited
                     Partnership and Silver Tech executed by
                     Cochise Limited Partnership. (3)
    (h)              Agreement dated January 11, 1981 between
                     the Registrant and HMR.(6)

Exhibit    Number    Description of Exhibit

    (h)    (I)       Agreement dated May 11, 1984 between the
                     Registrant and GRI Mines, Corp, (6)

    (h)    (ii)      Letter dated July 19, 1984 from GRI
                     Mining  Corp. to the Registrant. (7)

    (I)    (I)       Stock Purchase Agreement dated April 24,
                     1985 between Life Signs, Inc, ("Life Signs Inc.),
                     ("Life Signs"), Martin Kaplitt ("Kaplitt"), Steven Frantz
                     ("Frantz"),Leonard Epifano ("Epifano") and Richard Saitta
                     ("Saitta").(9)

           (ii) Indemnity Agreement dated July 31, 1985 among Life Signs, American Cardiovascular Management, Inc. ("ACM"), Vascular Diagnostic Associates, P.C. ("VDA"), Kaplitt, Frantz, Saitta and Epifano. (9)

           (iii)     Option Agreement dated July 31, 1985 among
                     Life Signs, Kaplitt, Frantz, Saitta, Epifano and Sandra Methlie ("Methlie") (9)

           (v)       Employment Agreement dated July 31, 1985
                     by and between ACM and Methlie (9)

           (vi)      Consultants Agreement dated July 31, 1985
                     by and between Life Signs and Frantz (9)

    (j)    (I)       Joint Venture Agreement dated as of
                     September 27, 1985 between the Registrant and Mining Technology Australia, Ltd.
                     ("MTA") (10)

    (j)    (ii)      Licensing    and   Operating
                     Agreement  dated as of September 27,
                     1985 between the  Registrant and the
                     Joint Venture between the Registrant
                     and MTA formed pursuant to the Joint
                     Venture Agreement (10)

    (k)    (I)       Stock Purchase Agreement dated September
                     5, 1986 among Life Signs and Kaplitt,

Exhibit    Number    Description of Exhibit

                     Frantz, Saitta, Epifano and Methlie.
                     (10)

    (k)    (ii)      Services Agreement dated September 2, 1986
                     between National Diagnostics Management
                     Services, Inc. and Kaplitt and Frantz.
                     (10)

 11                  Statement re: computation of earnings per share

 14 (a)
    (b)              Belgium Patent No. 845,787 issued September 30,
                     1979 to Norman Haber (1)

    (c)              Canada Patent No. 1065274 issued October 30,
                     1979 to Norman Haber (1)

    (d)              Great Britain Patent No. 1,556,024) issued
                     March 12, 1980 to Norman Haber.

    (e)              South Africa (including Bophuthatswana,
                     Transkei and Venda) Patent No. 76/5067
                     issued November 3, 1977 to Norman Haber
                     (1)

    (f)              U.S. Patent No. 3,984,298 issued October
                     5, 1976 to Norman Haber

    (g)              U.S. Patent No. 4,146,454 issued March
                     27,  1979 to Norman Haber (2)

    (h)              Assignment dated December 24, 1970 of
                     U.S. Patent No. 3,984,298 and foreign
                     patent rights to the Registrant (4)

           (I)       Assignment dated July 21, 1976 of U.S.
                     Patent No. 4,146,454 and foreign patent
                     rights to the Registrant (4)

           (j)       Israel Patent No, 50224 issued April 1, 1987 to
                     Norman Haber

Exhibit    Number    Description of Exhibit

           (k)       Switzerland Patent No. 628527 issued
                     March 15, 1982 to Norman Haber (4)

    (1)              Brazil Patent No. PI 7605832 issued
                     March 30, 1982 to Norman Haber (4)

           (m)       France Patent No. 76,26821 issued
                     November 8, 1982 to Norman Haber (4)

 22                  List of subsidiaries of the Registrant

    (1) Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form 10 (file 0-9966).

    (2) Incorporated by reference to the corresponding exhibit to the Registrant's Annual Report on Form O-k for the fiscal year ended May 31, 1982 (File No. 0-9966).

    (3) Incorporated by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-k for the fiscal year ended May 31, 1983 (File No. 0-9966).

    (4) Incorporated by reference to the corresponding exhibit to the Registrant's Amendment No. 1 on Form 8 to its Annual Report on Form 10-k for the fiscal year ended May 31, 1983 (File No. 0-9966).

    (5) Incorporated by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-k for the fiscal year ended May 31, 1985 (File No. 00-9966).

    (6)              Incorporated  by  reference  to  the  corresponding exhibit
                     to the Registrant's  Registration Statement on   Form   S-l
                     filed   with   the Commission on May 31, 1985 (File No,
                     2091444).

    (7) Incorporated by reference to the corresponding exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form S-l filed with the Commission on November 6, 1984 (File No. 2-91444).

Exhibit    Number    Description of Exhibit

    (8) Incorporated by reference to the corresponding exhibit to Amendment No. 4 to the Registrant's Registration Statement on Form S-l filed with the Commission on November 16, 1984 (File No. k2-91444).

    (9) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission in connection with events of August 1, 1985 (File No. 0-9966).

    (10) Incorporated by reference to the corresponding exhibit to Registrant's Annual Report on Form 10K for the fiscal year ended May 31, 1986 (File No. 6-9966).

    (11) Incorporated by reference to the corresponding exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987 (File No. 6-9966).

    (12) Incorporated by reference to the corresponding exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31,1988 (File No. 6-9966).

          (b) reports on Form 8-K:

                     The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, The Registrant has duly undersigned, thereunto duly authorized.


Dated:    May 31, 1996

                       HABER, INC.
                       (Registrant)


/s/ Norman Haber, Chairman
--------------------------------------
    Norman Haber, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   May 31, 1996



                           /s/ Norman Haber, Chairman
                           --------------------------------------
                           Norman Haber
                           Haber Inc., Chief Executive Officer and Director
                                (Principal Executive Officer)




Date:   May 31, 1996


                           /s/ Warren Donohue
                           -------------------------------------
                           Warren Donohue, Director

               Report of Independent Certified Public Accountants



To the Stockholders and Board of Directors
Haber, Inc.
470 Main Road
Towaco, New Jersey  07082


We have audited the balance sheets of Haber, Inc. (a development stage enterprise) as of May 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows from inception through May 31, 1996 and for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the management of Haber, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were  unable  to  obtain  written  representations  from  current  and  prior
consultants  to  the  Company   responsible  for  financial  matters  concerning
transactions in the three years ended May 31, 1996.

In our opinion, except for the effects of such adjustments, if any, as might be determined to be necessary had the written representations referred to in the previous paragraph been furnished to us by management, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haber, Inc. at May 31, 1996 and 1995 and the results of their operations and their changes in stockholders' equity and their cash flows from inception through May 31, 1996 and for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles.

To the Stockholders and Board of Directors
Haber, Inc.
Page Two



The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made to form an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to the financial statements and schedules are presented to comply with rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedules for each of the three years in the period ended May 31, 1996 have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, except for the effects of such adjustments, if any, as might be determined to be necessary had the written representations referred to above been furnished to us by management, the supplemental schedules referred to above fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/RAICH ENDE MALTER LERNER & CO.
---------------------------------
RAICH ENDE MALTER LERNER & CO.

East Meadow, New York
December 12, 1996

HABER, INC.====================================== A Development Stage Enterprise

Balance Sheets
================================================================================



                                                                May 31,
                                                           -----------------
                                                           1996         1995
                                                           =================

Assets
         Current Assets
              Cash                                        $ 12,860   $   --
              Inventory                                     11,726     10,804
                                                          --------   --------

                                                            24,586     10,804
                                                          --------   --------

         Furniture and Equipment
              Equipment                                    329,326    328,207
              Furniture and fixtures                        99,514     99,514
                                                          --------   --------
                                                           428,840    427,721
              Less:  Accumulated depreciation
                     and amortization                      418,960    410,062
                                                          --------   --------

                                                             9,880     17,659
                                                          --------   --------

         Other Assets
              Patent costs and licenses -
              net of accumulated amortization
              of  $29,751 and $28,730, respectively            908      1,929
              Security deposit                              25,000     25,000
              Other assets                                   2,147      2,758
                                                          --------   --------

                                                            28,055     29,687
                                                          --------   --------
                                                          $ 62,521   $ 58,150
                                                          ========   ========

See notes to financial statements.

HABER, INC.====================================== A Development Stage Enterprise

Balance Sheets
================================================================================


                                                                                  May 31,
                                                                             -------------------
                                                                             1996           1995
                                                                             ===================

Liabilities and Stockholders' (Deficit)
         Current Liabilities
              Cash overdraft                                           $       --      $      4,502
              Accounts payable                                               59,896          54,178
              Accrued expenses                                               16,151          30,461
              Due to related parties                                        199,323         129,655
              Current maturities of capital lease obligations                  --               576
              Payroll taxes payable                                          36,148          43,548
              Recision obligation                                              --           303,581
                                                                       ------------    ------------

         Total Liabilities                                                  311,518         566,501
                                                                       ------------    ------------

         Commitments and Contingencies

         Stockholders' (Deficit)
              Common  stock - $.01 par value-
                  25,000,000 shares  authorized;
                  42,684,007 and 27,052,368 shares
                  issued, respectively                                      426,840         270,524
              Preferred stock - $10 par value - 600,000 shares
                  authorized; 146,308 shares issued in 1996 and 1995      1,463,080       1,463,080
              Capital in excess of par value                             19,291,239      18,786,723
              Stock subscription receivable                                 (41,750)           --
              (Deficit) accumulated during the development stage        (20,012,722)    (19,652,994)
                                                                       ------------    ------------
                                                                          1,126,687         867,333
              Less:  Treasury stock - 116,625 shares - at cost            1,375,684       1,375,684
                                                                       ------------    ------------

                                                                           (248,997)       (508,351)
                                                                       ------------    ------------
                                                                       $     62,521    $     58,150
                                                                       ============    ============


See notes to financial statements.

HABER, INC.====================================== A Development Stage Enterprise

Balance Sheets
================================================================================

                                                                      For the Years Ended
                                             Cumulative                     May 31,
                                               from        --------------------------------------------
                                             Inception          1996            1995             1994
                                           ============================================================

Revenues                                   $  1,933,429    $       --      $       --      $     14,833

Direct Expenses                               1,370,748            --              --             3,000
                                           ------------    ------------    ------------    ------------

Gross Profit                                    562,681            --              --            11,833
                                           ------------    ------------    ------------    ------------

General and Administrative
     Expenses                                10,697,480         252,374         360,524         195,424

Research and Development
     Expenses                                 5,027,520            --             3,455          65,278

Provision for Uncollectible
     Advances to Affiliates                   1,004,881          32,254            --              --
                                           ------------    ------------    ------------    ------------

                                             16,729,881         284,628         363,979         260,702
                                           ------------    ------------    ------------    ------------

(Loss) Before Other Income
     (Expenses)                             (16,167,200)       (284,628)       (363,979)       (248,869)
                                           ------------    ------------    ------------    ------------

Other Income (Expenses)
     Interest income                          1,015,770            --              --                 2
     Other income                               332,110            --              --              --
     Interest (expense)                         (93,692)         (2,100)         (4,538)         (6,466)
     (Loss) on investments in affiliates     (5,142,591)        (73,000)        (35,160)        (44,758)
     Gain on disposition of fixed assets         42,881            --             2,194            --
                                           ------------    ------------    ------------    ------------

                                             (3,845,522)        (75,100)        (37,504)        (51,222)
                                           ------------    ------------    ------------    ------------

Net (Loss)                                 $(20,012,722)   $   (359,728)   $   (401,483)   $   (300,091)
                                           ============    ============    ============    ============

(Loss) per Share                                           $       (.01)   $       (.02)   $       (.01)
                                                           ============    ============    ============

Weighted Average Common Shares
     Outstanding During the Period                           40,088,454      25,252,483      24,294,163
                                                           ============    ============    ============


See notes to financial statements.

HABER, INC.========================================================================================== A Development Stage Enterprise
Statements of Changes in Stockholders' Equity                                          Inception Through May 31, 1996  (Page 1 of 6)
====================================================================================================================================

                                                                                Special Voting                  Convertible
                                                     Common Stock               Common Stock                    Preferred Stock
                                               ---------------------        ---------------------          ---------------------
                                               Shares         Amount        Shares         Amount          Shares         Amount
                                               =====================================================================================
Inception
    Authorized 200 shares - $.10 par
         value                                     --      $      --             --            $--             --            $--
    Issuance of common stock for
         donated capital                          100             10             --             --             --             --
    Net (loss) for the year                        --             --             --             --             --             --
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1968                            100             10             --             --             --             --
    Exchange of issued common stock
         for new shares                       367,400         36,740             --             --             --             --
    Issuance of common stock for cash
         in private offering                  100,000         10,000             --             --             --             --
    Issuance for services valued at par         6,900            690             --             --             --             --
    Issuance of common stock to
         associates                            22,500          2,250             --             --             --             --
    (Reduction) for cost of issuance               --             --             --             --             --             --
     Net (loss) for the year                       --             --             --             --             --             --
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1969                        496,900         49,690             --             --             --             --
    Net (loss) for the year                        --             --             --             --             --             --
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1970                        496,900         49,690             --             --             --             --
    Net (loss) for the year                        --             --             --             --             --             --
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1971                        496,900         49,690             --             --             --             --
    Net (loss) for the year                        --             --             --             --             --             --
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1972                        496,900         49,690             --             --             --             --
    Issuance of common stock for cash          15,300          1,530             --             --             --             --
    Net (loss) for the year                        --             --             --             --             --             --
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1973                        512,200         51,220             --             --             --             --
    Net (loss) for the year                        --             --             --             --             --             --
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1974                        512,200         51,220             --             --             --             --
    Issuance of common stock for cash          10,000          1,000             --             --             --             --
    Net (loss) for the year                        --             --             --             --             --             --
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1975                        522,200         52,220             --             --             --             --
    Net (loss) for the year                        --             --             --             --             --             --
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1976                        522,200         52,220             --             --             --             --
    Net (loss) for the year                        --             --             --             --             --             --
                                              --------      --------       --------       --------       --------       --------
Balance Forward - May 31, 1977                522,200      $  52,220             --            $--             --            $--


See notes to financial statements
                                                   Special Voting
                                                   Preferred Stock          Capital in                                    Retained
                                                ----------------------      Excess of        Warrants     Subscription    Earnings
                                                Shares          Amount      Par Value        Amount       Receivable      (Deficit)
                                               =====================================================================================
Inception
    Authorized 200 shares - $.10 par
         value                                     --            $--      $      --            $--            $--     $       --
    Issuance of common stock for
         donated capital                           --             --         36,740             --             --             --
    Net (loss) for the year                        --             --             --             --             --         (6,879)
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1968                             --             --         36,740             --             --         (6,879)
    Exchange of issued common stock
         for new shares                            --             --        (36,740)            --             --             --
    Issuance of common stock for cash
         in private offering                       --             --        290,000             --             --             --
    Issuance for services valued at par            --             --             --             --             --             --
    Issuance of common stock to
         associates                                --             --         20,250             --             --             --
    (Reduction) for cost of issuance               --             --        (13,258)            --             --             --
     Net (loss) for the year                       --             --             --             --             --        (47,217)
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1969                             --             --        296,992             --             --        (54,096)
    Net (loss) for the year                        --             --             --             --             --       (101,331)
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1970                             --             --        296,992             --             --       (155,427)
    Net (loss) for the year                        --             --             --             --             --        (96,306)
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1971                             --             --        296,992             --             --       (251,733)
    Net (loss) for the year                        --             --             --             --             --        (14,699)
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1972                             --             --        296,992             --             --       (266,432)
    Issuance of common stock for cash              --             --         37,195             --             --             --
    Net (loss) for the year                        --             --             --             --             --        (50,148)
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1973                             --             --        334,187             --             --       (316,580)
    Net (loss) for the year                        --             --             --             --             --        (21,891)
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1974                             --             --        334,187             --             --       (338,471)
    Issuance of common stock for cash              --             --         15,150             --             --             --
    Net (loss) for the year                        --             --             --             --             --        (26,010)
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1975                             --             --        349,337             --             --       (364,481)
    Net (loss) for the year                        --             --             --             --             --        (26,542)
                                              --------      --------       --------       --------       --------       --------
Balance - May 31, 1976                             --             --        349,337             --             --       (391,023)
    Net (loss) for the year                        --             --             --             --             --        (24,717)
                                              --------      --------       --------       --------       --------       --------
Balance Forward - May 31, 1977                     --            $--      $ 349,337            $--            $--     $ (415,740)



See notes to financial statements


                                                                            Deferred
                                                                            Unearned        Total
                                                   Treasury Stock         Compensation   Stockholders'
                                               ---------------------      Stock Option      Equity
                                               Shares         Amount          Plan         (Deficit)
                                               =======================================================
Inception
    Authorized 200 shares - $.10 par
         value                                    --            $--            $--       $     --
    Issuance of common stock for
         donated capital                          --             --             --         36,750
    Net (loss) for the year                       --             --             --         (6,879)
                                              --------      --------       --------       --------
Balance - May 31, 1968                            --             --             --         29,871
    Exchange of issued common stock
         for new shares                           --             --             --             --
    Issuance of common stock for cash
         in private offering                      --             --             --        300,000
    Issuance for services valued at par           --             --             --            690
    Issuance of common stock to
         associates                               --             --             --         22,500
    (Reduction) for cost of issuance              --             --             --        (13,258)
     Net (loss) for the year                      --             --             --        (47,217)
                                              --------      --------       --------       --------
Balance - May 31, 1969                            --             --             --        292,586
    Net (loss) for the year                       --             --             --       (101,331)
                                              --------      --------       --------       --------
Balance - May 31, 1970                            --             --             --        191,255
    Net (loss) for the year                       --             --             --        (96,306)
                                              --------      --------       --------       --------
Balance - May 31, 1971                            --             --             --         94,949
    Net (loss) for the year                       --             --             --        (14,699)
                                              --------      --------       --------       --------
Balance - May 31, 1972                            --             --             --         80,250
    Issuance of common stock for cash             --             --             --         38,725
    Net (loss) for the year                       --             --             --        (50,148)
                                              --------      --------       --------       --------
Balance - May 31, 1973                            --             --             --         68,827
    Net (loss) for the year                       --             --             --        (21,891)
                                              --------      --------       --------       --------
Balance - May 31, 1974                            --             --             --         46,936
    Issuance of common stock for cash             --             --             --         16,150
    Net (loss) for the year                       --             --             --        (26,010)
                                              --------      --------       --------       --------
Balance - May 31, 1975                            --             --             --         37,076
    Net (loss) for the year                       --             --             --        (26,542)
                                              --------      --------       --------       --------
Balance - May 31, 1976                            --             --             --         10,534
    Net (loss) for the year                       --             --             --        (24,717)
                                              --------      --------       --------       --------
Balance Forward - May 31, 1977                    --            $--            $--       $(14,183)




See notes to financial statements

HABER, INC.========================================================================================== A Development Stage Enterprise
Statements of Changes in Stockholders' Equity                                          Inception Through May 31, 1996  (Page 1 of 6)
====================================================================================================================================

                                                                                  Special Voting                Convertible
                                                     Common Stock                 Common Stock                Preferred Stock
                                               ---------------------           -------------------        --------------------
                                               Shares         Amount           Shares       Amount        Shares       Amount
                                               =====================================================================================
Balance Forward - May 31, 1977                522,200      $  52,220             --      $      --           --     $      --
    Issuance of common stock for cash          91,527          9,153             --             --           --            --
    Issuance for services valued at par-
         various                               29,402          2,940             --             --           --            --
    Net (loss) for the year                        --             --             --             --           --            --
                                             --------       --------       --------       --------     --------      --------
Balance - May 31, 1978                        643,129         64,313             --             --           --            --
    Issuance of stock for cash                  6,770            677             --             --           --            --
    Issuance for services                       3,300            330             --             --           --            --
    Issuance of common stock for cash
         in private offering                  100,000         10,000             --             --           --            --
    Net (loss) for the year                        --             --             --             --           --            --
                                             --------       --------       --------       --------     --------      --------
Balance - 1979                                753,199         75,320             --             --           --            --
    Net (loss) for the year                        --             --             --             --           --            --
                                             --------       --------       --------       --------     --------      --------
Balance - May 31, 1980                        753,199         75,320             --             --           --            --
    Issuance for service - Board Advisors-
     valued at par                                500             50             --             --           --            --
Issuance for cash and services:
     Services - various                        39,072          3,907             --             --           --            --
     Cash                                      15,077          1,508             --             --           --            --
Authorization of two-for-one stock
     split - additional shares issued         807,848             --             --             --           --            --
Cash in private offering                      128,600         12,860             --             --           --            --
Issuance for services - commission
     on sales of stock units                   16,154            162             --             --           --            --
Authorization of two-for-one stock
     split - additional shares issued       1,760,450             --             --             --           --            --
(Decrease) in par value from $.10 to
     $.01 - reclass to capital in excess
     of par                                        --        (58,598)            --             --           --            --
(Reduction) for cost of issuance                   --             --             --             --           --            --
Issuance for cash and services:
     Cash                                      22,000            220             --             --           --            --
     Services - professional                   10,250            103             --             --           --            --
Net (loss) for the year                            --             --             --             --           --            --
                                             --------       --------       --------       --------     --------      --------
Balance - May 31, 1981                      3,553,150         35,532             --             --           --            --
    Issuance for cash and services:
         Cash - option                          3,400             34             --             --           --            --
              - new issuance                   15,000            150             --             --           --            --
              - services                       12,500            125             --             --           --            --
    Special voting stock dividend                  --             --        445,755          4,457           --            --
    Special voting stock converted
         one-to-one                             8,411             84         (8,411)           (84)          --            --
    Net (loss) for the year                        --             --             --             --           --            --
                                             --------       --------       --------       --------     --------      --------
Balance Forward - May 31, 1982              3,592,461      $  35,925        437,344      $   4,373           --     $      --


See notes to financial statements
                                                Special Voting
                                                Preferred Stock          Capital in                                    Retained
                                             ----------------------      Excess of        Warrants     Subscription    Earnings
                                             Shares          Amount      Par Value        Amount       Receivable      (Deficit)
                                            =====================================================================================

Balance Forward - May 31, 1977                  --       $      --   $   349,337      $      --      $      --      $(415,740)
    Issuance of common stock for cash           --              --       174,318             --             --             --
    Issuance for services valued at par-
         various                                --              --            --             --             --             --
    Net (loss) for the year                     --              --            --             --             --       (164,493)
                                          --------        --------      --------       --------       --------       --------
Balance - May 31, 1978                          --              --       523,655             --             --       (580,233)
    Issuance of stock for cash                  --              --        24,644             --             --             --
    Issuance for services                       --              --         7,372             --             --             --
    Issuance of common stock for cash
         in private offering                    --              --       490,000             --             --             --
    Net (loss) for the year                     --              --            --             --             --        (64,775)
                                          --------        --------      --------       --------       --------       --------
Balance - 1979                                  --              --     1,045,671             --             --       (645,008)
    Net (loss) for the year                     --              --            --             --             --       (229,658)
                                          --------        --------      --------       --------       --------       --------
Balance - May 31, 1980                          --              --     1,045,671             --             --       (874,666)
    Issuance for service - Board Advisors-
     valued at par                              --              --            --             --             --             --
Issuance for cash and services:
     Services - various                         --              --            --             --             --             --
     Cash                                       --              --         9,443             --             --             --
Authorization of two-for-one stock
     split - additional shares issued           --              --            --             --             --             --
Cash in private offering                        --              --       582,473             --             --             --
Issuance for services - commission
     on sales of stock units                    --              --            --             --             --             --
Authorization of two-for-one stock
     split - additional shares issued           --              --            --             --             --             --
(Decrease) in par value from $.10 to
     $.01 - reclass to capital in excess
     of par                                     --              --        58,598             --             --             --
(Reduction) for cost of issuance                --              --        (7,500)            --             --             --
Issuance for cash and services:
     Cash                                       --              --        15,660             --             --             --
     Services - professional                    --              --        51,752             --             --             --
    Net (loss) for the year                     --              --            --             --             --       (353,626)
                                          --------        --------      --------       --------       --------       --------

Balance - May 31, 1981                          --              --     1,756,097             --             --      (1,228,292)
    Issuance for cash and services:
         Cash - option                          --              --         3,516             --             --             --
              - new issuance                    --              --       149,850             --             --             --
              - services                        --              --        29,915             --             --             --
    Special voting stock dividend               --              --        (4,457)            --             --             --
    Special voting stock converted
         one-to-one                             --              --            --             --             --             --
    Net (loss) for the year                     --              --            --             --             --       (418,205)
                                          --------        --------      --------       --------       --------       --------
Balance Forward - May 31, 1982                  --       $      --   $ 1,934,921      $      --      $      --      $(1,646,497)



See notes to financial statements
                                                                          Deferred
                                                                          Unearned        Total
                                                 Treasury Stock         Compensation   Stockholders'
                                             ---------------------      Stock Option      Equity
                                             Shares         Amount          Plan         (Deficit)
                                             =======================================================
Balance Forward - May 31, 1977                   --     $      --     $      --        $ (14,183)
    Issuance of common stock for cash            --            --            --          183,471
    Issuance for services valued at par-
         various                                 --            --            --            2,940
    Net (loss) for the year                      --            --            --         (164,493)
                                           --------        --------      --------       --------
Balance - May 31, 1978                           --            --            --            7,735
    Issuance of stock for cash                   --            --            --           25,321
    Issuance for services                        --            --            --            7,702
    Issuance of common stock for cash
         in private offering                     --            --            --          500,000
    Net (loss) for the year                      --            --            --          (64,775)
                                           --------        --------      --------       --------
Balance - 1979                                   --            --            --          475,983
    Net (loss) for the year                      --            --            --         (229,658)
                                           --------        --------      --------       --------
Balance - May 31, 1980                           --            --            --          246,325
    Issuance for service - Board Advisors-
     valued at par                               --            --            --               50
Issuance for cash and services:
     Services - various                          --            --            --            3,907
     Cash                                        --            --            --           10,951
Authorization of two-for-one stock
     split - additional shares issued            --            --            --               --
Cash in private offering                         --            --            --          595,333
Issuance for services - commission
     on sales of stock units                     --            --            --              162
Authorization of two-for-one stock
     split - additional shares issued            --            --            --               --
(Decrease) in par value from $.10 to
     $.01 - reclass to capital in excess
     of par                                      --            --            --               --
(Reduction) for cost of issuance                 --            --            --           (7,500)
Issuance for cash and services:
     Cash                                        --            --            --           15,880
     Services - professional                     --            --            --           51,855
    Net (loss) for the year                      --            --            --         (353,626)
                                           --------        --------      --------       --------
Balance - May 31, 1981                           --            --            --          563,337
    Issuance for cash and services:
         Cash - option                           --            --            --            3,550
              - new issuance                     --            --            --          150,000
              - services                         --            --            --           30,040
    Special voting stock dividend                --            --            --               --
    Special voting stock converted
         one-to-one                              --            --            --               --
    Net (loss) for the year                      --            --            --         (418,205)
                                           --------        --------      --------       --------
Balance Forward - May 31, 1982                   --     $      --     $      --        $ 328,722


See notes to financial statements



HABER, INC. ==========================================================================================A Development Stage Enterprise

Statements of Changes in Stockholders' Equity                                          Inception Through May 31, 1996  (Page 3 of 6)
====================================================================================================================================

                                                                                    Special Voting                Convertible
                                                       Common Stock                  Common Stock               Preferred Stock
                                                    --------------------           -------------------         ------------------
                                                    Shares         Amount          Shares        Amount        Shares      Amount
                                                  ==================================================================================

Balance Forward - May 31, 1982                    3,592,461   $    35,925      437,344    $     4,373             --    $        --
    Special voting stock converted
         one-to-one                                      --            --     (437,344)        (4,373)            --             --
    Preferred stock converted
         one-to-one                                 437,344         4,373           --             --             --             --
    Cash in private offering                         84,200           842           --             --             --             --
    (Reduction) for cost of issuance                     --            --           --             --             --             --
    Warrants and options exercised                  158,414         1,584           --             --             --             --
    Special voting stock dividend                        --            --       20,125            201             --             --
    Special voting stock converted
         one-to-one                                      --            --      (20,125)          (201)            --             --
    Preferred stock converted
         one-to-one                                  20,125           201           --             --             --             --
    Presplit shares for warrants
         exercised during the year                    2,000            20           --             --             --             --
    Common stock required by company
         and held in treasury                            --            --           --             --             --             --
    Net (loss) for the year                              --            --           --             --             --             --
                                                -----------   -----------  -----------    -----------    -----------    -----------

Balance - May 31, 1983                            4,294,544        42,945           --             --             --             --
    Cash in private offering                        224,244         2,243           --             --             --             --
    Warrants and options exercised                   10,197           102           --             --             --             --
    Authorization of six-for-five share stock
         split - additional shares issued           905,571         9,056           --             --             --             --
    Correction of prior issuance                        516             5           --             --             --             --
    Net (loss) for the year                              --            --           --             --             --             --
                                                -----------   -----------  -----------    -----------    -----------    -----------

Balance - May 31, 1984                            5,435,072        54,351           --             --             --             --
    Cash in public offering                              --            --           --             --        175,000      1,750,000
    Warrants and options exercised                   47,449           474           --             --             --             --
    Conversion of preferred stock                     2,746            27           --             --         (2,300)       (23,000)
    Purchase of treasury stock                           --            --           --             --             --             --
    Insider sale profit                                  --            --           --             --             --             --
    Stock issued for services                        12,260           122           --             --             --             --
    Earned compensation - stock option
         plan                                            --            --           --             --             --             --
    Deferred compensation - stock option
          plan                                           --            --           --             --             --             --
    Dividends paid                                       --            --           --             --             --             --
    Net (loss) for the year                              --            --           --             --             --             --
                                                -----------   -----------  -----------    -----------    -----------    -----------

Balance Forward - May 31, 1985                    5,497,527   $    54,974           --    $        --        172,700    $ 1,727,000




                                                    Special Voting
                                                    Preferred Stock         Capital in                                  Retained
                                                -------------------------   Excess of       Warrants    Subscription    Earnings
                                                   Shares       Amount      Par Value        Amount      Receivable     (Deficit)
                                                ====================================================================================
Balance Forward - May 31, 1982                         --    $        --    $ 1,934,921    $        --    $  --       $(1,646,497)
    Special voting stock converted
         one-to-one                               437,344          4,373             --             --       --                --
    Preferred stock converted
         one-to-one                              (437,344)        (4,373)            --             --       --                --
    Cash in private offering                           --             --        483,308         21,050       --                --
    (Reduction) for cost of issuance                   --             --        (29,475)            --                         --
    Warrants and options exercised                     --             --        225,994             --       --                --
    Special voting stock dividend                      --             --           (201)            --       --                --
    Special voting stock converted
         one-to-one                                20,125            201             --             --       --                --
    Preferred stock converted
         one-to-one                               (20,125)          (201)            --             --       --                --
    Presplit shares for warrants
         exercised during the year                     --             --             --             --       --                --
    Common stock required by company
         and held in treasury                          --             --             --             --
    Net (loss) for the year                            --             --             --             --       --          (482,633)
                                              -----------    -----------    -----------    -----------    -----       -----------

Balance - May 31, 1983                                 --             --      2,614,547         21,050       --        (2,129,130)
    Cash in private offering                           --             --      1,503,491         56,061       --                --
    Warrants and options exercised                     --             --         36,025           (375)      --                --
    Authorization of six-for-five share stock
         split - additional shares issued              --             --         (9,056)            --       --                --
    Correction of prior issuance                       --             --             --             --       --                --
    Net (loss) for the year                            --             --             --             --       --        (1,611,144)
                                              -----------    -----------    -----------    -----------    -----       -----------

Balance - May 31, 1984                                 --             --      4,145,007         76,736       --        (3,740,274)
    Cash in public offering                            --             --        418,832        437,500       --                --
    Warrants and options exercised                     --             --        476,578        (20,677)      --                --
    Conversion of preferred stock                      --             --         22,973             --                         --
    Purchase of treasury stock                         --             --             --             --       --                --
    Insider sale profit                                --             --         17,198             --       --                --
    Stock issued for services                          --             --         35,700             --       --                --
    Earned compensation - stock option
         plan                                          --             --        700,938             --       --                --
    Deferred compensation - stock option
          plan                                         --             --             --             --       --                --
    Dividends paid                                     --             --       (172,700)            --       --                --
    Net (loss) for the year                            --             --             --             --       --        (1,841,205)
                                              -----------    -----------    -----------    -----------    -----       -----------

Balance Forward - May 31, 1985                         --    $        --    $ 5,644,526    $   493,559       --       $ 5,581,479)


                                                                                                        Deferred
                                                                                                        Unearned          Total
                                                                      Treasury Stock                   Compensation    Stockholders'
                                                                  ------------------------             Stock Option       Equity
                                                                  Shares            Amount                Plan           (Deficit)
                                                               =====================================================================
Balance Forward - May 31, 1982                                 $        --                 --        $        --        $   328,722
    Special voting stock converted
         one-to-one                                                     --                 --                 --                 --
    Preferred stock converted
         one-to-one                                                     --                 --                 --                 --
    Cash in private offering                                            --                 --                 --            505,200
    (Reduction) for cost of issuance                                    --                 --                 --            (29,475)
    Warrants and options exercised                                      --                 --                 --            227,578
    Special voting stock dividend                                       --                 --                 --                 --
    Special voting stock converted
         one-to-one                                                     --                 --                 --                 --
    Preferred stock converted
         one-to-one                                                     --                 --                 --                 --
    Presplit shares for warrants
         exercised during the year                                      --                 --                 --                 20
    Common stock required by company
         and held in treasury                                        3,228            (52,587)                --            (52,587)
    Net (loss) for the year                                             --                 --                 --           (482,633)
                                                               -----------        -----------        -----------        -----------

Balance - May 31, 1983                                               3,228            (52,587)                --            496,825
    Cash in private offering                                            --                 --                 --          1,561,795
    Warrants and options exercised                                      --                 --                 --             35,752
    Authorization of six-for-five share stock
         split - additional shares issued                              645                 --                 --                 --
    Correction of prior issuance                                        --                 --                 --                  5
    Net (loss) for the year                                             --                 --                 --         (1,611,144)
                                                               -----------        -----------        -----------        -----------

Balance - May 31, 1984                                               3,873            (52,587)                --            483,233
    Cash in public offering                                             --                 --                 --          2,606,332
    Warrants and options exercised                                      --                 --                 --            456,375
    Conversion of preferred stock                                       --                 --                 --                 --
    Purchase of treasury stock                                       1,920            (32,161)                --            (32,161)
    Insider sale profit                                                 --                 --                 --             17,198
    Stock issued for services                                           --                 --                 --             35,822
    Earned compensation - stock option
         plan                                                           --                 --                 --            700,938
    Deferred compensation - stock option
          plan                                                    (216,783)                --           (216,783)          (216,783)
    Dividends paid                                                      --                 --                 --           (172,700)
    Net (loss) for the year                                             --                 --                 --         (1,841,205)
                                                               -----------        -----------        -----------        -----------

Balance Forward - May 31, 1985                                 $     5,793            (84,748)       $  (216,783)       $ 2,037,049

See notes to financial statements

HABER, INC. ========================================================================================= A Development Stage Enterprise
Statements of Changes in Stockholders' Equity                                          Inception Through May 31, 1996  (Page 4 of 6)
====================================================================================================================================


                                                                      Special Voting         Convertible             Special Voting
                                                  Common Stock         Common Stock        Preferred Stock           Preferred Stock
                                            -------------------------- -------------    -----------------------      ---------------
                                              Shares           Amount  Shares Amount     Shares        Amount         Shares  Amount
                                            ========================================================================================
Balance Forward - May 31, 1985               5,497,527         $54,974    --   $ --      172,700      $1,727,000         --   $ --
  Warrants and options exercised               423,119           4,232    --     --           --              --         --     --
  Authorization of seven-for-five share
    stock split - additional shares
    issued                                   2,199,049          21,990    --     --           --              --         --     --
  Conversion of preferred stock                 20,266             203    --     --      (12,124)       (121,240)        --     --
  Purchase of treasury stock                        --              --    --     --           --              --         --     --
  Stock issued for services                     29,950             300    --     --           --              --         --     --
  Earned compensation - stock option
    plan                                            --              --    --     --           --              --         --     --
  Dividends paid                                    --              --    --     --           --              --         --     --
  Net (loss) for the year                           --              --    --     --           --              --         --     --
                                            ----------      ---------- -----  -----   ----------      ---------       -----  -----
Balance - May 31, 1986                       8,169,911          81,699    --     --      160,576       1,605,760         --     --
  Stock issued for services                      8,186              82    --     --           --              --         --     --
  Cash in private offering                     661,750           6,617    --     --           --              --         --     --
  Purchase of treasury stock                        --              --    --     --           --              --         --     --
  Warrants expired                                  --              --    --     --           --              --         --     --
  Stocks issued in exchange for stock
    of subsidiary                              100,000           1,000    --     --           --              --         --     --
  Net (loss) for the year                           --              --    --     --           --              --         --     --
                                            ----------      ---------- -----  -----   ----------      ---------       -----  -----
Balance - May 31, 1987                       8,939,847          89,398    --     --      160,576       1,605,760         --     --
  Stock issued for services                     51,600             516    --     --           --              --         --     --
  Cash in private offering                   1,261,057          12,610    --     --           --              --         --     --
  Purchase of treasury stock                        --              --    --     --           --              --         --     --
  Options exercised                             21,860             219    --     --           --              --         --     --
  Stock issued in exchange for stock
    of joint venture                            71,476             715    --     --           --              --         --     --
  Conversion of preferred stock                 12,782             128    --     --       (7,650)        (76,500)        --     --
  Stock issued for compensation                251,000           2,510    --     --           --              --         --     --
  Net (loss) for the year                           --              --    --     --           --              --         --     --
                                            ----------      ---------- -----  -----   ----------      ---------       -----  -----
Balance - May 31, 1988                      10,609,622         106,096    --     --      152,926       1,529,260         --     --

  Stock issued for services                      6,375              64    --     --           --              --         --     --
  Conversion of preferred stock                  1,838              18    --     --       (1,100)        (11,000)        --     --
  Stock issued as collateral                   165,000           1,650    --     --           --              --         --     --
  Cash in private offering                     837,239           8,372    --     --           --              --         --     --
  Correction of prior issuance                 (23,174)           (231)   --     --           --              --         --     --
  Warrants expired                                  --              --    --     --           --              --         --     --
  Stock issued in payment of interest           30,000             300    --     --           --              --         --     --
  Equity resulting from outside
    investment in subsidiary                        --              --    --     --           --              --         --     --
  Net (loss) for the year                           --              --    --     --           --              --         --     --
                                            ----------      ---------- -----  -----   ----------      ---------       -----  -----
Balance Forward - May 31, 1989              11,626,900        $116,269    --   $ --      151,826      $1,518,260         --   $ --




                                             Capital in                                  Retained                Treasury Stock
                                             Excess of        Warrants    Subscription   Earnings           ------------------------
                                             Par Value        Amount       Receivable    (Deficit)          Shares          Amount
                                            ========================================================================================
Balance Forward - May 31, 1985             $ 5,644,526     $   493,559    $       --    $(5,581,479)          5,793      $  (84,748)
  Warrants and options exercised             3,236,380         737,511            --             --           4,770         (66,436)
  Authorization of seven-for-five share
    stock split - additional shares
    issued                                     (27,914)             --            --             --           2,317              --
  Conversion of preferred stock                121,037              --            --             --              --              --
  Purchase of treasury stock                        --              --            --             --         100,600      (1,201,640)
  Stock issued for services                    198,793              --            --             --              --              --
  Earned compensation - stock option
    plan                                            --              --            --             --              --              --
  Dividends paid                              (333,276)             --            --             --              --              --
  Net (loss) for the year                           --              --            --     (2,849,497)             --              --
                                            ----------      ----------    -----------   ------------       --------      -----------
Balance - May 31, 1986                       8,839,546       1,231,070            --     (8,430,976)        113,480      (1,352,824)
  Stock issued for services                     27,554              --            --             --              --              --
  Cash in private offering                   1,226,595          34,188            --             --              --              --
  Purchase of treasury stock                        --              --            --             --           1,278         (11,425)
  Warrants expired                               7,125          (7,125)           --             --              --              --
  Stocks issued in exchange for stock
    of subsidiary                                   --              --            --             --         100,000          (1,000)
  Net (loss) for the year                           --              --            --     (2,185,691)             --              --
                                            ----------      ----------    -----------   ------------       --------      -----------
Balance - May 31, 1987                      10,100,820       1,258,133            --    (10,616,667)        214,758      (1,365,249)
  Stock issued for services                    121,084              --            --             --              --              --
  Cash in private offering                   1,530,979              --            --             --              --              --
  Purchase of treasury stock                        --              --            --             --           8,280         (32,195)
  Options exercised                             32,571              --            --             --              --              --
  Stock issued in exchange for stock
    of joint venture                                --              --            --             --              --              --
  Conversion of preferred stock                 76,372              --            --             --              --              --
  Stock issued for compensation                248,490              --            --             --              --              --
  Net (loss) for the year                           --              --            --     (3,083,441)             --              --
                                            ----------      ----------    -----------   ------------       --------      -----------
Balance - May 31, 1988                      12,110,316       1,258,133            --    (13,700,108)        223,038      (1,397,444)

  Stock issued for services                         --              --            --             --              --              --
  Conversion of preferred stock                 10,982              --            --             --              --              --
  Stock issued as collateral                    (1,650)             --            --             --              --              --
  Cash in private offering                     535,228              --            --             --              --              --
  Correction of prior issuance                 (20,622)             --            --             --          (6,413)         20,760
  Warrants expired                           1,258,133      (1,258,133)           --             --              --              --
  Stock issued in payment of interest               --              --            --             --              --              --
  Equity resulting from outside
    investment in subsidiary                 1,770,187              --            --             --              --              --
  Net (loss) for the year                           --              --            --     (2,613,093)             --              --
                                            ----------      ----------    -----------   ------------       --------      -----------
Balance Forward - May 31, 1989             $15,662,574    $         --    $       --   $(16,313,201)        216,625     $(1,376,684)



                                                Deferred
                                                Unearned         Total
                                              Compensation    Stockholders'
                                              Stock Option      Equity
                                                  Plan         (Deficit)
                                              ============    ============
Balance Forward - May 31, 1985                 $(216,783)    $ 2,037,049
  Warrants and options exercised                      --       3,911,687
  Authorization of seven-for-five share
    stock split - additional shares
    issued                                            --          (5,924)
  Conversion of preferred stock                       --              --
  Purchase of treasury stock                          --      (1,201,640)
  Stock issued for services                           --         199,093
  Earned compensation - stock option
    plan                                         216,783         216,783
  Dividends paid                                      --        (333,276)
  Net (loss) for the year                             --      (2,849,497)
                                              -----------     -----------
Balance - May 31, 1986                                --       1,974,275
  Stock issued for services                           --          27,636
  Cash in private offering                            --       1,267,400
  Purchase of treasury stock                          --         (11,425)
  Warrants expired                                    --              --
  Stocks issued in exchange for stock
    of subsidiary                                     --              --
  Net (loss) for the year                             --      (2,185,691)
                                              -----------     -----------
Balance - May 31, 1987                                --       1,072,195
  Stock issued for services                           --         121,600
  Cash in private offering                            --       1,543,589
  Purchase of treasury stock                          --         (32,195)
  Options exercised                                   --          32,790
  Stock issued in exchange for stock
    of joint venture                                  --             715
  Conversion of preferred stock                       --              --
  Stock issued for compensation                       --         251,000
  Net (loss) for the year                             --      (3,083,441)
                                              -----------     -----------
Balance - May 31, 1988                                --         (93,747)

  Stock issued for services                           --              64
  Conversion of preferred stock                       --              --
  Stock issued as collateral                          --              --
  Cash in private offering                            --         543,600
  Correction of prior issuance                        --             (93)
  Warrants expired                                    --              --
  Stock issued in payment of interest                 --             300
  Equity resulting from outside
    investment in subsidiary                          --       1,770,187
  Net (loss) for the year                             --      (2,613,093)
                                              -----------     -----------
Balance Forward - May 31, 1989                 $      --     $  (392,782)




See notes to financial statements.

HABER, INC.========================================================================================== A Development Stage Enterprise
Statements of Changes in Stockholders' Equity                                          Inception Through May 31, 1996  (Page 5 of 6)
====================================================================================================================================

                                                                         Special Voting           Convertible        Special Voting
                                                     Common Stock         Common Stock          Preferred Stock      Preferred Stock
                                                 --------------------     -------------        ------------------    ---------------
                                                 Shares        Amount     Shares  Amount       Shares      Amount    Shares   Amount
                                                 ===================================================================================
Balance Forward -- May 31, 1989                11,626,900    $ 116,269       --   $  --        151,826    $1,518,260    --     $ --
    Treasury shares previously arising
         in consolidation                              --           --       --      --             --            --    --       --
    Stock issued for services                     400,000        4,000       --      --             --            --    --       --
    Conversion of preferred stock                   1,503           15       --      --           (900)       (9,000)   --       --
    Stock issued in payment of debt
         and interest                           3,634,809       36,348       --      --             --            --    --       --
    Cash in private offering                       40,000          400       --      --             --            --    --       --
    Correction of private issuance                 (2,000)         (20)      --      --             --            --    --       --
    Stock issued for compensation                 251,114        2,511       --      --             --            --    --       --
    Warrants issued for compensation                   --           --       --      --             --            --    --       --
    Net (loss) for the year                            --           --       --      --             --            --    --       --
                                               ----------    ---------  -------   -----        -------    ----------  ----     -----

Balance - May 31, 1990                         15,952,326      159,523       --      --        150,926     1,509,260    --       --
    Stock issued for services                   1,850,993       18,510       --      --             --            --    --       --
    Conversion of warrants                        200,000        2,000       --      --             --            --    --       --
    Cash in private offering                    1,517,641       15,177       --      --             --            --    --       --
    Correction of prior issuance                   20,400          204       --      --             --            --    --       --
    Net (loss) for the year                            --           --       --      --             --            --    --       --
                                               ----------    ---------  -------   -----        -------    ----------  ----     -----

Balance - May 31, 1991                         19,541,360      195,414       --      --        150,926     1,509,260    --       --
    Stock issued for services                     461,875        4,619       --      --             --            --    --       --
    Stock issued in payment of liabilities        755,040        7,550       --      --             --            --    --       --
    Cash in private offering                    1,404,995       14,050       --      --             --            --    --       --
    Correction of prior issuance                  (90,767)        (908)      --      --             --            --    --       --
    Conversion of preferred stock                   2,304           23       --      --         (1,379)      (13,790)   --       --
    Conversion of warrants                        915,000        9,150       --      --             --            --    --       --
    Net (loss) for the year                            --           --       --      --             --            --    --       --
                                               ----------    ---------  -------   -----        -------    ----------  ----     -----

Balance - May 31, 1992                         22,989,807      229,898       --      --        149,547     1,495,470    --       --
    Stock issued for services                     629,800        6,298       --      --             --            --    --       --
    Cash in private offering                    1,274,343       12,743       --      --             --            --    --       --
    Net (loss) for the year                            --           --       --      --             --            --    --       --
                                               ----------    ---------  -------   -----        -------    ----------  ----     -----

Balance - May 31, 1993                         24,893,950      248,939       --      --        149,547     1,495,470    --       --
    Cash in private offering                      993,703        9,937       --      --             --            --    --       --
    Shares issued for services                    463,000        4,630       --      --             --            --    --       --
    Conversion of warrants                         87,000          870       --      --             --            --    --       --
    Stock returned from directors              (1,709,915)     (17,099)      --      --             --            --    --       --
    Net (loss) for the year                            --           --       --      --             --            --    --       --
    Stock issued by unconsolidated
         subsidiary                                    --           --               --             --            --    --       --
                                               ----------    ---------  -------   -----        -------    ----------  ----     -----
Balance Forward - May 31, 1994                 24,727,738    $ 247,277       --   $  --        149,547    $1,495,470    --     $ --

                                                                                                                 Deferred    Total
                                                                  Subscrip-                                      Unearned    Stock-
                                           Capital in               tion      Retained        Treasury Stock   Compensation holders'
                                            Excess of    Warrants  Receiv-    Earnings      -----------------  Stock Option  Equity
                                            Par Value     Amount    able     (Deficit)      Shares     Amount      Plan    (Deficit)
                                           =========================================================================================
Balance Forward -- May 31, 1989            $15,662,574   $     --     --   $(16,313,201)   216,625   $(1,376,684)  $ --   $(392,782)
    Treasury shares previously arising
         in consolidation                           --         --     --             --    100,000         1,000     --       1,000
    Stock issued for services                   55,400         --     --             --         --            --     --      59,400
    Conversion of preferred stock                8,985         --     --             --         --            --     --          --
    Stock issued in payment of debt
         and interest                          910,910         --     --             --         --            --     --     947,258
    Cash in private offering                     9,600         --     --             --         --            --     --      10,000
    Correction of private issuance                  --         --     --             --         --            --     --         (20)
    Stock issued for compensation               66,353         --     --             --         --            --     --      68,864
    Warrants issued for compensation           107,520         --     --             --         --            --     --     107,520
    Net (loss) for the year                         --         --     --       (982,263)        --            --     --    (982,263)
                                            ----------   --------  -----   -------------   -------   -----------   ----    --------



Balance - May 31, 1990                      16,821,342         --     --    (17,295,464)   116,625    (1,375,684)    --    (181,023)
    Stock issued for services                   99,236         --     --             --         --            --     --     117,746
    Conversion of warrants                       8,000         --     --             --         --            --     --      10,000
    Cash in private offering                   211,649         --     --             --         --            --     --     226,826
    Correction of prior issuance                   396         --     --             --         --            --     --         600
    Net (loss) for the year                         --         --     --       (776,330)        --            --     --    (776,330)
                                            ----------   --------  -----   -------------   -------    ----------   ----    --------


Balance - May 31, 1991                      17,140,623         --     --    (18,071,794)   116,625    (1,375,684)    --    (602,181)
    Stock issued for services                   91,282         --     --             --         --            --     --      95,901
    Stock issued in payment of liabilities     218,260         --     --             --         --            --     --     225,810
    Cash in private offering                   471,450         --     --             --         --            --     --     485,500
    Correction of prior issuance                    --         --     --             --         --            --     --        (908)
    Conversion of preferred stock               13,767         --     --             --         --            --     --          --
    Conversion of warrants                      19,000         --     --             --         --            --     --      28,150
    Net (loss) for the year                         --         --     --       (530,965)        --            --     --    (530,965)
                                            ----------   --------  -----   -------------   -------    ----------   ----    --------


Balance - May 31, 1992                      17,954,382         --     --    (18,602,759)   116,625    (1,375,684)    --    (298,693)
    Stock issued for services                   63,817         --     --             --         --            --     --      70,115
    Cash in private offering                   362,102         --     --             --         --            --     --     374,845
    Net (loss) for the year                         --         --     --       (348,661)        --            --     --    (348,661)
                                            ----------   --------  -----   ------------    -------    ----------    ----   --------


Balance - May 31, 1993                      18,380,301         --     --    (18,951,420)   116,625    (1,375,684)    --    (202,394)
    Cash in private offering                   107,703         --     --             --         --            --     --     117,640
    Shares issued for services                      --         --     --             --         --            --     --       4,630
    Conversion of warrants                       1,820         --     --             --         --            --     --       2,690
    Stock returned from directors               17,099         --     --             --         --            --     --          --
    Net (loss) for the year                         --         --     --       (300,091)        --            --     --    (300,091)
    Stock issued by unconsolidated
         subsidiary                                 --    149,720     --             --         --            --     --     149,720
                                            ----------   --------  -----   ------------    -------    ----------    ----   --------

Balance Forward - May 31, 1994             $18,656,643   $     --   $ --   $(19,251,511)   116,625   $(1,375,684)  $ --   $(227,805)


HABER, INC.========================================================================================== A Development Stage Enterprise
Statements of Changes in Stockholders' Equity                                          Inception Through May 31, 1996  (Page 5 of 6)
====================================================================================================================================
                                                                              Special Voting                Convertible
                                              Common Stock                     Common Stock                Preferred Stock
                                           Shares          Amount           Shares         Amount         Shares      Amount
                                         ===========================================================================================
Balance Forward -- May 31, 1994            24,727,738    $ 247,277              --   $         --        149,547    $ 1,495,470
    Cash in private offering                  411,547        4,116              --             --             --             --
    Shares issued for services              2,012,590       20,126              --             --             --             --
    Conversion of warrants                    105,081        1,051              --             --             --             --
    Stock returned from directors            (210,000)      (2,100)             --             --             --             --
    Conversion of preferred stock               5,412           54              --             --         (3,239)       (32,390)
    Stock issued by unconsolidated
         subsidiary                                --           --              --             --             --             --
    Net (loss) for year                            --           --              --             --             --             --
                                         ------------  ------------   ------------   ------------   ------------   ------------
Balance -- May 31, 1995                    27,052,368      270,524              --             --        146,308      1,463,080
    Sale of stock                           2,301,000       23,010              --             --             --             --
    Stock issued for services               2,896,111       28,961              --             --             --             --
    Conversion of warrants                      9,200           92              --             --             --             --
    Recision obligation converted stock     1,304,949       13,049              --             --             --             --
    Repayment of borrowed shares            1,820,379       18,204              --             --             --             --
    Acquisition of equity interest in
         Medco Health Corp.                 7,300,000       73,000                             --             --             --
    Net (loss) for the year                        --           --                                            --             --
                                         ------------  ------------   ------------   ------------   ------------   ------------
Balance -- May 31, 1996                    42,684,007    $ 426,840              --   $         --        146,308    $ 1,463,080
                                         ------------  ------------   ------------   ------------   ------------   ------------
                                                  Special Voting        Capital in                                       Retained
                                                  Preferred Stock        Excess of        Warrants   Subscription        Earnings
                                              Shares          Amount     Par Value          Amount     Receivable        (Deficit)
                                         ===========================================================================================
Balance Forward -- May 31, 1994                   --   $         --   $ 18,656,643    $         --   $         --    $(19,251,511)
    Cash in private offering                      --             --         48,579              --             --              --
    Shares issued for services                    --             --          5,323              --             --              --
    Conversion of warrants                        --             --         24,549              --             --              --
    Stock returned from directors                 --             --          2,100              --             --              --
    Conversion of preferred stock                 --             --         32,336              --             --              --
    Stock issued by unconsolidated
         subsidiary                               --             --         17,193              --             --              --
    Net (loss) for year                           --             --             --              --             --        (401,483)
                                         -----------   ------------   ------------    ------------   ------------     ------------
Balance -- May 31, 1995                           --             --     18,786,723              --             --     (19,652,994)
    Sale of stock                                 --             --        237,188              --        (41,750)             --
    Stock issued for services                     --             --             --              --             --              --
    Conversion of warrants                        --             --             --              --             --              --
    Recision obligation converted stock           --             --        285,532              --             --              --
    Repayment of borrowed shares                  --             --        (18,204)             --             --              --
    Acquisition of equity interest in
         Medco Health Corp.                       --             --             --              --             --              --
    Net (loss) for the year                       --             --             --              --             --              --
                                         -----------   ------------   ------------    ------------   ------------     ------------
Balance -- May 31, 1996                           --   $         --   $ 19,291,239    $         --   $    (41,750)   $(20,012,722)
                                         -----------   ------------   ------------    ------------   ------------     ------------
                                                                     Deferred
                                                                     Unearned   Total
                                                                 Compensation Stockholders'
                                              Treasury Stock     Stock Option   Equity
                                          Shares          Amount      Plan      (Deficit)
                                         ==================================================
Balance Forward -- May 31, 1994           116,625   $(1,375,684)   $    --   $(227,805)
    Cash in private offering                   --            --         --      52,695
    Shares issued for services                 --            --         --      25,449
    Conversion of warrants                     --            --         --      25,600
    Stock returned from directors              --            --         --          --
    Conversion of preferred stock              --            --         --          --
    Stock issued by unconsolidated
         subsidiary                            --            --         --          --
    Net (loss) for year                        --            --         --    (401,483)
                                         ---------  ------------  ---------  ----------
Balance -- May 31, 1995                   116,625    (1,375,684)        --    (508,351)
    Sale of stock                              --            --         --     218,448
    Stock issued for services                  --            --         --      28,961
    Conversion of warrants                     --            --         --          92
    Recision obligation converted stock        --            --         --     298,581
    Repayment of borrowed shares               --            --         --          --
    Acquisition of equity interest in
         Medco Health Corp.                    --            --         --      73,000
    Net (loss) for the year                    --            --         --    (359,728)
                                         ---------  ------------  ---------  ----------
Balance -- May 31, 1996                   116,625   $(1,375,684)   $    --   $(508,351)
                                         ---------  ------------  ---------  ----------

HABER, INC. ========================================================================================  A Development Stage Enterprise
Statements of Cash Flows                                                                                                 Page 1 of 2
====================================================================================================================================
                                                                                      For the Years Ended
                                                         Cumulative                         May 31,
                                                            from            ------------------------------------------------
                                                         Inception                1996             1995             1994
                                                         -------------------------------------------------------------------
Cash Flows from Operating Activities
     Net (loss)                                           $(20,012,722)     $   (359,728)     $   (401,483)     $   (300,091)
     Adjustments to reconcile net (loss) to
         net cash (used for) operating activities:
              Depreciation                                   1,643,349             8,898             6,124            10,662
              Amortization                                   1,115,302             1,021             1,021             1,022
              (Gain) on disposal of fixed assets               (42,881)             --              (2,194)             --
              Stock issued for services                      1,239,454            28,961            19,949             7,320
              Compensation recognized under
                  employees' stock option plans                808,458              --                --                --
              Loss on investments in affiliates              5,142,591            73,000            35,160            44,758
              Provision for uncollectible advances
                  to affiliates                              1,004,881              --                --                --
              Increase (decrease) in current assets            (11,726)             (922)           (2,566)           (3,115)
              Increase (decrease) in current
                  liabilities                                  112,195           (15,992)          (19,555)           38,258
                                                          ------------      ------------      ------------      ------------
                                                            (9,001,099)         (264,762)         (363,544)         (201,186)
                                                          ------------      ------------      ------------      ------------

Cash Flows from Investing Activities
     Patent costs and licenses                                 (30,659)             --                --                --
     Purchase of fixed assets                               (2,392,703)           (1,119)           (8,175)             --
     Proceeds from sale of fixed assets                      1,086,007              --                --                --
     Investments in and advances to
         affiliates                                         (3,912,626)             --                --                --
     Goodwill acquired                                      (1,085,551)             --                --                --
     (Increase) decrease in other assets                       (27,147)              611              --                --
                                                          ------------      ------------      ------------      ------------

                                                            (6,362,679)             (508)           (8,175)             --
                                                          ------------      ------------      ------------      ------------

See notes to financial statements.

HABER, INC. ========================================================================================  A Development Stage Enterprise
Statements of Cash Flows                                                                                                 Page 2 of 2
====================================================================================================================================
                                                                                         For the Years Ended
                                                             Cumulative                        May 31,
                                                               from         ------------------------------------------------
                                                             Inception            1996            1995             1994
                                                            ------------     ------------     ------------     ------------
Cash Flows from Financing Activities
     Proceeds from issuance of stock                        $ 16,545,429     $    218,540     $     78,295     $    217,640
     Cash dividends                                             (505,976)            --               --               --
     Purchase of treasury stock                               (1,375,684)            --               --               --
     Recovery of insider's selling profit                         17,198             --               --               --
     Payment of capital lease obligation                        (303,652)            (576)          (4,590)         (48,956)
     Advances from related parties                             1,064,438           69,668           (5,086)          27,096
     (Repayments to) related parties                             (65,115)            --               --               --
     Increase in long-term debt                                1,138,477             --               --               --
     Payment against long-term debt                           (1,138,477)            --               --               --
     Proceeds of notes payable                                    25,976             --               --               --
     Repayment of notes payable                                  (25,976)            --               --               --
     Increase (decrease) in cash overdraft                          --             (4,502)            (481)           4,983
     Recision obligation                                            --             (5,000)         303,581             --
                                                            ------------     ------------     ------------     ------------

                                                              15,376,638          278,130          371,719          200,763
                                                            ------------     ------------     ------------     ------------
Net Increase (Decrease) in Cash                                   12,860           12,860             --               (423)
Cash - beginning                                                    --               --               --                423
                                                            ------------     ------------     ------------     ------------
Cash - end                                                  $     12,860     $     12,860     $       --       $       --
                                                            ============     ============     ============     ============
Supplemental Disclosures
     Cash Paid
        Interest                                                             $      2,100     $       --       $      3,619
                                                                             ============     ============     ============
Non-Cash Investing and Financing
     Activities
     Stock issued in payment of debt
       and interest                                                          $    298,581     $     19,949     $      7,320
                                                                             ============     ============     ============
     Common stock returned by directors                                      $       --      $      2,100     $     17,099
                                                                             ============     ============     ============
     Fixed assets purchased with common
       stock                                                                 $       --       $      5,500     $       --
                                                                             ============     ============     ============
     Preferred stock converted into common
       stock                                                                 $       --       $     32,390     $       --
                                                                             ============     ============     ============

     Stock issued for acquisition of equity
       interest in Medco Health Corporation                                  $     73,000     $       --       $       --
                                                                             ============     ============     ============

HABER, INC. =====================================A Development Stage Enterprise

Notes to Financial Statements                       May 31, 1996, 1995 and 1994
===============================================================================


1 -  The Company

     The Company was founded in 1967 as Haber Instruments, Inc., a New York corporation. On April 1, 1980, Haber Instruments, Inc. was acquired through a migratory merger by Haber, Inc. (the "Company"), which had been incorporated in Delaware in October, 1979. The only effect of the merger was a change in the state of incorporation and a change in name. The Company relocated its corporate office to Towaco, New Jersey and has been there since 1982.

     From its formation in 1967, and with the grant of its patents in 1976 and 1979, the Company has operated as a development stage enterprise, directing its efforts towards understanding its technology and establishing patents in the fields of chemical and electrochemical process technologies, primarily as the basis for cardiovascular diagnostic instrumentation and for the extraction and purification of high-value metals. The Company owns the fundamental patent to a process called Electro Molecular Propulsion ("EMP").


2 -  Summary of Significant Accounting Policies

     a.   Patents and Licenses - Represents  accumulated legal costs capitalized
          and  amortized  over  their  estimated   useful  lives  of  17  years,
          commencing with the date of issuance of the related patents.

     b. Inventory - Inventory consists of supplies of parts and are valued at the lower of cost (specifically identified) or market.

     c. Furniture and Depreciation - Furniture and equipment are carried at cost. Depreciation is computed on the straight-line or accelerated methods over periods of three to seven years, which corresponds to the useful lives of the assets.

     d. Earnings Per Share - Computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock equivalents have not been included in the earnings-per-share computation because of their anti-dilutive effect.

     e.   Research  and  Development  Costs - The Company  charges  research and
          development   costs  which  are  not  incurred  in  conjunction   with
          contractual obligations to expense as incurred.

     f. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                                                                       Continued

     g. Unconsolidated Subsidiaries - The Company accounts for its investments in unconsolidated subsidiaries on the equity method. All intercompany transactions are eliminated. Losses beyond the initial investment are not recognized if it is not the Company's obligation to fund such losses.

     h. Reclassifications - Certain items have been reclassified to conform with the current year's presentation.


3 -  Status of the Company

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company makes use of equity financings to provide funds for operations. Its ability to operate is dependent upon its ability to obtain working capital until regular positive cash flow is attained. It is management's intention to minimize operating costs until such time as sales can be increased enough to fund its operations.

     The main on-going activity of the Company's business through 1996 was the furthering of its technology, EMP. This comprised the completion and introductory sales of its EMP 15K-1 instrument and selected reagents for its use. Also, provision for preparation of pertinent new patent applications have been completed, with appropriate notification of the U.S. Patent Office to prioritize the same.


4 -  Due to Related Parties

     Payables have been generated by transactions with related parties which are detailed as follows:

                                                      May 31,
                                        ------------------------------------
                                              1996                 1995
                                        ------------------------------------

      Shareholders                       $   151,264            $     29,991
      Corporate officers and directors        45,829                  96,603
      Joint venture                            2,230                   3,061
                                         -----------            ------------

                                         $   199,323            $    129,655
                                         ===========            ============


     The amounts due to shareholder, corporate officers and directors and the joint venture have no fixed terms of repayment and bear interest at rates ranging from 0 to 15%.

                                                                       Continued

5 -  Income Taxes

     As of May 31, 1996, the Company has a net operating loss and investment tax credit carryforward for federal income tax purposes of $11,349,595 and $34,120, respectively. If not offset against taxable income, the operating loss carryforward will expire as follows:

                            Net Operating     Investment Tax Credit
                          Loss Carryforward       Carryforward
                          -----------------------------------------
Year End May 31, 1997       $   323,200            $     1,000
                 1998           252,700                  2,600
                 1999         1,341,400                  4,500
                 2000           322,178                 14,067
                 2001         2,177,631                 11,953
                 2002         1,268,752                   --
                 2003         2,414,382                   --
                 2004         2,267,089                   --
                 2005           982,263                   --
                            -----------            -----------
                            $11,349,595            $    34,120
                            ===========            ===========



     Had the Company filed its federal tax returns for the years ended May 31, 1991 through May 31, 1996, it would have had an additional net operating loss carryforward of $2,717,259, expiring as follows:


Year End May 31,  2006      $  776,330
                  2007         530,966
                  2008         348,661
                  2009         300,091
                  2010         401,483
                  2011         359,728
                            -----------
                           $ 2,717,259
                            ===========


     These carryforwards are not expected to be utilized. Based on a 35% federal tax rate, the Company has deferred tax assets of approximately $4,960,000 and $4,834,000 at May 31, 1996 and 1995, respectively, which were totally offset by valuation allowances.

                                      F-16
                                                                      Comntinued

6 -  Capital Stock

     On November 15, 1984, the Board of Directors adopted a resolution reserving the following shares of $.01 par value common stock of the Company:

            Shares Reserved                Reason
            -----------------------------------------------------

            292,530                 Conversion of convertible preferred stock
            245,000                 Exercise of:           Class A Warrants
            245,000                                        Class B Warrants
            62,385                  Underwriters' Warrants

     At May 31, 1995, the shares issuable on exercise of all outstanding warrants exceeded the amount reserved above by 5,646,377 shares and the amount of shares issuable on exercise of all convertible securities would exceed the number of authorized shares by 5,896,360 shares.

     In June, 1993, the board of directors established an anti-dilution provision such that their percentage of ownership is maintained until December 31, 1994. Such ownership adjustments will be made semi-annually in the form of warrants at $.25 per share exercisable for a period of seven years.

     In 1994 and 1995, the board members returned a total of 1,919,915 shares which were canceled and new shares reissued to outside investors.


7 -  Redeemable Preferred Stock

     As a result of the public offering of its securities in November, 1984:

     a. Shares of convertible preferred stock are redeemable in whole or in part at the option of the Company at a price of $20 per share plus any accrued, unpaid cumulative dividends, at any time after November 25, 1988. In addition, the shares may be redeemed at the same price if at any time prior to November 26, 1988 the closing price of the common stock on the National Market System of the National Association of Securities Dealers Automated Quotations System (or, if the common stock is not reported on such system, the highest of the closing prices of the common stock on any stock exchange in which the common stock is traded or the daily high bid price for the common stock in the over-the-counter market, as the case may be) shall have equaled or exceeded $26.80 per share for any 20 consecutive trading days.


     b. Shares of convertible preferred stock are convertible at the option of the registered holder thereof, into shares of common stock, par value $.01 per share, of the Company ("common stock") at the rate of 1.6716 shares of common stock for each share of convertible preferred stock.


                                      F-17
                                                                       Continued

8 -  Options and Warrants

     The Company maintains an Employees' Incentive Stock Option Plan and a 1985 Officers' Stock Option Plan and issues unregistered warrants.

     All options have expired as of May 31, 1993.

     Warrant activity for the period was as follows:

                                                     Price
                                       Shares       Per Share       Total
                                      -------------------------------------
Balance at May 31, 1993               8,561,233    $.01 - $  .30  $529,430
    Issued for services                  31,500              .25     7,875
    Issued with purchase of stock        91,409    .12 -     .50    19,593
    Issued in lieu of interest           50,000              .25    12,500
    Issued for services                 (87,000)   .10 -     .12    (9,240)
    Exercised                          (286,319)   .05 -     .20   (35,181)
                                      ---------    -------------  --------
Balance at May 31, 1994               8,360,823    .01 -     .50   524,977
     Issued for services                100,000              .25    25,000
     Issued with purchase of stock       21,000              .25     5,250
     Exercised                         (105,081)   .24 -     .25   (26,100)
     Expired                         (2,655,833)   .01 -     .30   (50,159)
                                      ---------    -------------  --------
Balance at May 31, 1995               5,720,909    .01 -     .30   478,968
     Issued for services                 40,200              .25    10,050
     Reissued                             5,125              .50     2,563
     Exercised                           (9,200)             .25    (2,300)
     Expired                           (834,009)   .01 -     .05   (25,243)
                                      ---------    -------------  --------
Balance at May 31, 1996               4,923,025    $.01 - $  .05  $464,038
                                      =========    =============  ========


9 -  Leases

     The Company is obligated under a lease for office space. As of June 1, 1990, the Company entered into a verbal "month-to-month" lease agreement on its primary office space. The rent is $3,000 per month. For the years ended May 31, 1996 and 1995, rental expense was $36,000 and $34,975, respectively.

                                                                       Continued

10 - Recision Obligation

     During fiscal year ended May 31, 1995, the Company attempted to make a private placement of its securities and issue unrestricted stock in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (the "Act") provided by Rule 504 of Regulation D. Subsequent to the receipt of approximately $300,000 in funds, legal counsel advised the Company it was not eligible to use the Rule 504 exemption. On October 11, 1995, the Company received an opinion from legal counsel that the offer, issuance and sale of the stock constituted an exempt transaction under Section 4(2) of the Act. Therefore, these funds were converted into common stock and are shown in equity at May 31, 1996.


11 - Commitments and Contingencies

     The Company is in contention with the Department of Environmental Protection ("DEP") in New Jersey and currently has appeared before the court with a legal representative of the DEP to try to determine a settlement penalty for neglecting to report timely two filings of septic sampling and analysis in 1990.


     In September, 1993, the Company settled this penalty for $22,500 to be paid in four semi-annual installments of $5,000 and one final semi-annual installment of $2,500 plus interest at 5.5% beginning October, 1993. Since only one payment has been made on this settlement to date, the entire amount, which totals $19,700 including interest, is currently due and is included in accounts payable.


12 - Acquisition

     During the year, the Company issued 7,300,000 shares of its stock for 1,500,000 shares of Medco Health Corporation. The Company valued this investment at the par value of its stock, $73,000. Due to the fact that there is no market for Medco Health Corporation stock, the Company has established a valuation allowance of $73,000 for this investment.

13 - Selected Quarterly Financial Information (Unaudited)

                                          First            Second         Third         Fourth
                                          Quarter          Quarter        Quarter       Quarter
                                    -----------------------------------------------------------
     1996
        Net sales                      $      --      $       --      $      --      $       --
        Gross profit                          --              --             --              --
        Operating income                      --              --             --              --
        Net (loss)                       (58,662)        (84,154)       (43,640)       (173,272)
        Net (loss) per common share        (.002)          (.003)         (.001)          (.003)

     1995
        Net sales                             --              --             --              --
        Gross profit                          --              --             --              --
        Operating income                      --              --             --              --
        Net (loss)                       (81,270)       (124,143)       (48,319)       (147,751)
       Net (loss) per common share         (.003)          (.005)         (.002)          (.003)

HABER, INC. =====================================A Development Stage Enterprise

Valuation and Qualifying Amounts                                    Schedule II
===============================================================================


                                     Balance at
 Year Ended                         Beginning of                          Amounts      Balance at
   May 31,    Name of Debtor           Period             Additions     Written-Off   End of Period
---------------------------------------------------------------------------------------------------
  1994          Amerigold, Inc.         $   3,750         $     15,700     $       --   $   19,450
                Life Signs, Inc.               --                5,960             --        5,960
                                        ---------         ------------     ----------   ----------
                                        $   3,750         $     21,660     $       --   $   25,410
                                        =========         ============     ==========   ==========

  1995          Amerigold, Inc.         $  19,450         $         60     $       --   $   19,510
                Life Signs, Inc.            5,960                   --          5,960           --
                                        ---------         ------------     ----------   ----------
                                        $  25,410         $         60     $    5,960   $   19,510
                                        =========         ============     ==========   ==========

  1996          Amerigold, Inc.         $  19,510         $     32,254     $   51,764   $       --
                Medco Health
                 Corporation                  --               73,000             --       73,000
                                        ---------         ------------     ----------   ----------
                                        $  19,510         $    105,254    $    51,764   $   73,000
                                        =========         ============     ==========   ==========

HABER, INC. =====================================A Development Stage Enterprise

Computation of Fully Diluted Earnings Per Common Share                Exhibit 11
===============================================================================

                                                                             May 31,
                                                            ----------------------------------------------
                                                                1996            1995             1994
                                                            ----------------------------------------------
Earnings
     (Loss) applicable to common stock                      $   (359,728)   $   (401,483)   $   (300,091)
                                                           ============    ============    ============
Shares
     Weighted average number of common shares
         outstanding                                          35,852,411      25,252,483      24,294,163
     Additional shares assuming conversion of:
         Convertible preferred stock                             244,568         247,276         249,983
         Warrants reduced by the number of shares
              which could have been purchased with
              proceeds from the exercise of such warrants      3,991,475       5,032,976       6,352,214
                                                            ------------    ------------    ------------
Weighted Average Number of Common Shares
     Outstanding as Adjusted                                  40,088,454      30,532,735      30,896,360
                                                            ============    ============    ============

(Loss) Per Common Share Assuming Full
     Dilution                                               $       (.01)   $       (.01)   $       (.01)
                                                            ============    ============    ============



* This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.

HABER, INC. =====================================A Development Stage Enterprise

Selected Financial Data                                                  Item 6.
===============================================================================

                                            Cumulative
                                               from
                                             Inception       1996         1995         1994         1993         1992
                                           ------------------------------------------------------------------------------
Statement of Operations Data
     Revenues                              $  1,933,429    $    --      $    --      $  14,833    $  49,953    $    --
     Direct expenses                          1,370,748         --           --          3,000        9,892         --
     General and administrative expenses     10,697,480      252,374      360,524      195,424      314,583      407,501
     Research and development expenses        5,027,520         --          3,455       65,278       77,533      113,613
     Operating (loss)                       (15,882,572)    (284,628)    (363,979)    (248,869)    (352,055)    (521,114)
Interest income                               1,015,770         --           --              2            7          438
     Net (loss)                             (20,012,722)    (359,728)    (401,483)    (300,091)    (348,661)    (530,965)
     Net (loss) per share                                       (.01)        (.02)        (.01)        (.01)        (.03)


Balance Sheet Data
     Working capital                                        (286,932)    (555,697)    (274,977)    (254,265)    (328,802)
     Total assets                                             62,521       58,150       57,808       72,760       81,800
     Total liabilities                                       311,518      566,601      285,613      275,154      380,493
     Stockholders' (deficit)                                (248,997)    (508,351)    (227,805)    (202,394)    (298,693)