Form 10-Q
period 1997-11-30
HABER INC
filed 1998-06-25
CIK 355699

SECURITIES & EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended November 30, 1997 Commission File Number
                                 0-9966
      ________________________________________________________________


                                 HABER, INC.


               Delaware
               --------                                    22-2305613
   (State or other jurisdiction
                 of
   incorporation or organization)                      (I.R.S. Employer
                                                       Identification No.)



                    470 Main Road, Towaco, New Jersey 07082
                    ________________________________________
                   (Address of principal executive offices)



                                 (973) 263-0990
               (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                          X    Yes                     No




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 47,480,800 shares of Common Stock, $.01 par value.


                        PART I - FINANCIAL INFORMATION
                                  HABER, INC.
                        A DEVELOPMENT STAGE ENTERPRISE
                                 BALANCE SHEET.
                                  (UNAUDITED)



                                    ASSETS


                                  November 30, 1997          MAY 31, 1997




CURRENT ASSETS


    Cash in banks and on hand
    Inventory EMP parts          $ 3,251                     $ 6,280

                                  12,000                      12,000
                                  ------                      ------
                                  15,251                      18,280


PROPERTY AND EQUIPMENT


    Equipment
                                 332,958                     329,326

    Furniture and fixtures        99,514                      99,514
                                 -------                     -------

                                 432,472                     428,840
    Less:  Accumulated depreciation
           amortization
                                 425,148                     424,533

                                 -------                     -------
                                   7,324                       4,307



OTHER ASSETS
    Security deposit              36,873                      36,256

                                  36,873                      36,256
                                  ------                      ------

TOTAL ASSETS
                                 $59,448                     $58,843








                         See Notes to Financial Statements



                                 HABER, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                                BALANCE SHEET
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                  November          May
                                  30, 1997          31, 1997
CURRENT LIABILITIES


    Accounts payable              $57,228           $43,759
    Accrued expenses               -0                10,845
    Due to related parties        198,766           184,047
    Taxes payable                   1,748             5,092


                                  -------           -------
Total Liabilities
                                  257,742           243,743



STOCKHOLDERS' (DEFICIT)


-   Common Stock $.01 par value-
50,000,000 shares authorized
47,480,800 and 46,480,800
shares issued, respectively            474,808          464,808

-   Preferred Stock -$10 par
value- 600,000 shares authorized;
146,308 & 146,308 shares issued,
respectively                         1,463,080        1,463,080

-   Capital in excess of par value
                                    19,771,662       19,681,662
-   Stock subscription receivables

                                       (86,983)        (104,700)
-   (Deficit) - accumulated during
    development stage
                                   (20,445,177)       (20,314,066)

                                     ----------       -----------
                                     1,177,390         1,190,784



    Less: Treasury stock-116,625
    shares at cost                   1,375,684          1,375,684



    Retained (Deficit)

                                     (198,294)          (184,900)



TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT
                                    $59,448            $58,543




                          See Notes to Financial Statements

                                  HABER, INC.
                        A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                    Cumulative        Three months
                                      from            ended
                                    Inception         November 30, 1997


REVENUES                           $1,945,177         0 -


DIRECT EXPENSES                     1,414,472         0 -


GROSS PROFIT                          530,705         0 -

GENERAL & ADMINISTRATIVE EXPS.     11,100,746         65,977

RESEARCH & DEVELOPMENT EXPS.        5,034,462          5,608

PROVISION FOR UNCOLLECTIBLE
ADVANCES TO AFFILIATES               -  0 -          - 0

                                    1,004,881          0
                                   ----------        -------

                                   17,140,089       (71,585)


OPERATING (LOSS)
                                  (16,609,384)



OTHER INCOME  (EXPENSE):
Interest income                     1,025,497            413

Other income                          322,110            0 -

Interest (expense)                    (93,692)           0 -

(Loss) on investment in Affiliates
                                   (5,142,591)           0 -

Gain(Loss) on disposition of fixed
assets                                 42,881            0 -

                                   (3,845,795)           413


NET (LOSS)
                                  (20,455,179)       (71,172)
                                  ------------       --------

LOSS PER SHARE                          (.001)         (.001)



WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD
                                   45,773,09      47,480,800


                        See Notes to Financial Statements



                               HABER, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                         STATEMENT OF CASH FLOWS
                               (UNAUDITED)


                                         Cumulative       Three Months
                                           from            Ended
                                         Inception        November 30, 1997

CASH FLOW FROM OPERATING ACTIVITIES:

-   Net (loss)                         ($20,445,179)       (71,172)

-   Adjustment to reconcile net
    (loss) to
    net cash flow from operating
    activities:


-   Depreciation                          1,649,537            308

-   Amortization                          1,116,210             0-

-   (Gain) loss on disposal of fixed
    assets                                 (42,881)             0-


-   Stock issued for services             1,719,877             0-


-   Compensation recognition under
    employee stock option plans            808,458              0-


-   Loss of investment in affiliates
                                         5,142,591              0-

-   Provision for uncollectible
    advances to affiliates               1,004,881              0-

-   Increase (decrease) in current
    assets                                (12,000)              0-

-   Increase (decrease) in current
    liabilities                            59,509          (3,799)

                                        ----------       ---------
                                        (8,998,997)       (74,663)



CASH FLOWS FROM INVESTING ACTIVITIES:

-   Patent costs and licenses
                                         (30,659)

-   Purchase of fixed assets            (2,396,335)

-   Investments in and advances to
    Affiliates                          (3,912,626)

-   Proceeds from sale of fixed
    assets                               1,086,007

-   Goodwill acquired                   (1,085,551)

-   (Increase) decrease in other
    assets                                 (36,873)        (413)

                                       $(6,376,037)       $(413)


                       See Notes to Financial Statements




HABER, INC.
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
(UNAUDITED)


   Cumulative
      from
    Inception
   Three Months
      Ended
 November 30,
1997



CASH FLOWS FROM FINANCING ACTIVITIES:





-   Proceeds from issuance of stock
$
16,593,397
             -
0-
-   Cash dividends

(505,976)
             -
0-
-   Purchase of treasury stock

(1,375,684)
             -
0-
-   Recovery of insider's selling
profit

17,198
             -
0-
-   Payment of cap. Lease obligations

(303,652)
             -
0-
-   Advances from related parties

1,079,158

4,472
-   Repayments to related parties

(80,923)
             -
0-
-   Increases in long-term debt

1,138,477
             -
0-
-   Payment against long-term debt

(1,138,477)
             -
0-
-   Proceeds of notes payable

25,976
             -
0-
-   Repayment of notes payable

(25,976)
             -
0-
-   Stock subscription receivable

(45,233)

12,717





15,378,285

17,189
NET INCREASE (DECREASE) IN CASH

3,251

(57,887)
-   CASH-beginning
            -
0-

61,138
-   CASH-end
$
3,251
$
3,251



SUPPLEMENTAL DISCLOSURES


-   Interest

$
413



NON-CASH INVESTING & FINANCING
ACTIVITIES


-   Stock issued in payment of debt
and
    interest


             -
0-




                      See Notes to Financial Statements



                                  HABER, INC.
                       A DEVELOPMENT STAGE ENTERPRISE
                       NOTES TO FINANCIAL  STATEMENTS
                               NOVEMBER 30, 1997
                                 (UNAUDITED)

NOTE 1 - REGARDING FINANCIAL STATEMENTS:

The financial information herein submitted is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal occurring accruals) necessary for a fair statement of the results of operations for the periods being presented. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's financial statements for the fiscal year ended May 31, 1997 and the Form 10-K dated December 7, 1997.

NOTE 2 - DUE FROM/TO RELATED PARTIES

Receivables and Payables have been generated by transactions with related parties which are detailed as follows:


NOVEMBER 30,
1997
Due to (from) Related Parties:

Corporate Officers and Directors
  $    32,859
Shareholders
      165,636
Joint Venture
          271

  $   198,766



NOTE 3 - OTHER MATTER:

     The financial statements show a loss of $(71,172) for the three months ended November 30, 1997 with accumulated (deficits) $(20,455,179) as of the date. It is highly likely that the Company will continue to sustain losses for the foreseeable future. Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.


PART II

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations:

Three Months ended November 30, 1997, the Registrant's revenues were $ -0-.


Liquidity and Capital Resources:

	The Registrant's liquidity and working capital, summarized in the following table, increased during the quarter ended
November 30, 1997.


   November 30,
1997
      May 31,
1997



Cash and Temporary
Investments
     $       -0-
     $       -
0-
Working Capital (Deficit)
        (242,491)

(225,463)
Working Capital Ratio
         (.06):1

(.07):1

     The Registrant's negative working capital and liquidity position at November 30, 1997 must be supplemented in order to meet the demands upon its working capital, and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies. The Registrant will continue to seek additional funds and there is no assurance that the Company will be able to sustain its financial needs. The Registrant is endeavoring to reorganize its technological position in order to attract dealers for its instruments both abroad and in the U.S. In addition, it is continuing in search of alternative financing directions, but continues to rely heavily upon its Directors and existing shareholders for financial support.

                     PART II - OTHER INFORMATION

Item 5.  Other information

         None.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                          Corporation

                                          (Registrant)





Date: June 9, 1998   By:
________________________________
                                                    Norman Haber
                                               Chairman of the
Board






Date: June 9, 1998   By:
________________________________
                                                  Warren Donohue
                                                   Secretary






9

1