Form 10-Q
period 1998-02-28
HABER INC
filed 1998-09-10
CIK 355699

SECURITIES & EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended February 28, 1998 Commission File Number 0-9966
       _________________________________________________________________


                                  HABER, INC.


               Delaware                                22-2305613
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)



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




                        [S]
                        PART I - FINANCIAL INFORMATION
                                  HABER, INC.
                        A DEVELOPMENT STAGE ENTERPRISE
                                 BALANCE SHEET.
                                  (UNAUDITED)



                                   ASSETS


                                       February 28,          May 31,
                                              1998             1998



CURRENT ASSETS
    Cash in banks and on hand        $ 5,165               $ 6,280
    Inventory EMP parts               12,000                12,000
                                     -------              --------
                                       7,165                18,280
                                     -------              --------

PROPERTY AND EQUIPMENT
    Equipment                        332,958               329,326
    Furniture and fixtures            99,514                99,514
                                     -------               -------
                                     432,472               428,840

    Less:  Accumulated depreciation
           amortization              425,455               424,533
                                     -------               -------
                                       7,017                 4,307
                                     -------               -------


OTHER ASSETS
    Security deposit                  37,082                36,256
                                      ------                ------
                                      37,082                36,256
                                      ------                ------
TOTAL ASSETS                       $  61,264            $   58,843
                                   ---------               ----------
                                   ---------               ----------






                         See Notes to Financial Statements




                                 [S]  [C]
                                 HABER, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                                BALANCE SHEET
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                February 28,        May 31,
                                                       1998           1998
                                                -----------         -------

CURRENT LIABILITIES
    Accounts payable                           $     67,917    $     43,759
    Accrued expenses                                    -0-          10,845
    Due to related parties                          209,566         184,047
    Taxes payable                                     3,496           5,092
                                               ------------    ------------

Total Liabilities                                   280,979         243,743
                                               ------------    ------------


STOCKHOLDERS= (DEFICIT)
-   Common Stock $.01 par value-50,000,000
    shares authorized 47,480,800 and
    46,480,800 shares issued, respectively          474,808         464,808

-   Preferred Stock -$10 par value-600,000
    shares authorized; 146,308 & 146,308
    shares issued, respectively                   1,463,080       1,463,080

-   Capital in excess of par value               19,771,662      19,681,662

-   Stock subscription receivables                  (65,233)       (104,700)

-   (Deficit) - accumulated during
    development stage                           (20,488,348)    (20,314,066)
                                                ------------    ------------
                                                  1,155,969       1,190,784



    Less: Treasury stock-116,625 shares at
          cost                                    1,375,684       1,375,684
                                                  ---------       ----------

    Retained (Deficit)                             (219,715)       (184,900)
                                                 -----------       ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $   61,264          58,543
                                                 -----------       ---------


                         See Notes to Financial Statements



                                  [S]  [C]
                                  HABER, INC.
                        A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                             Cumulative          Three months
                                                from                ended
                                             Inception         February 28, 1998
                                             ---------         -----------------

REVENUES                                   $  1,960,071          $    14,894

DIRECT EXPENSES                               1,414,472                  -0-
                                           ------------          -----------
GROSS PROFIT                                    545,599               14,894
                                           ------------          -----------
GENERAL & ADMINISTRATIVE EXPS.               11,158,861               58,115

RESEARCH & DEVELOPMENT EXPS.                  5,034,621                  159

ADVANCES TO AFFILIATES                        1,004,881                  -0-
                                           ------------         ------------
                                             17,198,363              (58,274)
                                           ------------         ------------

OPERATING (LOSS)                            (16,652,764)             (43,380)


OTHER INCOME  (EXPENSE):
Interest income                               1,025,705                  208
Other income                                    322,110                  -0-
Interest (expense)                              (93,692)                 -0-
(Loss) on investment in Affiliates           (5,142,591)                 -0-
Gain(Loss) on disposition of fixed
assets                                           42,881                  -0-
                                           ------------        -------------
                                             (3,845,587)                 208



NET (LOSS)                                  (20,498,351)             (43,172)
                                           ------------        -------------
LOSS PER SHARE                                    (.001)               (.001)
                                           ------------        -------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                45,773,094           47,808,800
                                           ------------        -------------
                                           ------------        -------------


                         See Notes to Financial Statements




                                    [S]  [C]
                                    HABER, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                              Cumulative         Three Months
                                                 from                Ended
                                              Inception      February 28, 1998
                                             -----------     -----------------


CASH FLOW FROM OPERATING ACTIVITIES:

-   Net (loss)                               $(20,488,351)       $   (43,172)
-   Adjustment to reconcile net (loss)
    to net cash flow from operating
    activities:
-   Depreciation                               1,649,845                308
-   Amortization                               1,116,210                -0-
-   (Gain) loss on disposal of fixed assets      (42,881)               -0-
-   Stock issued for services                  1,719,877                -0-
-   Compensation recognition under employee
    stock option plans                           808,458                -0-
-   Loss of investment in affiliates           5,142,591                -0-
-   Provision for uncollectible advances to
    affiliates                                 1,004,881                -0-
-   Increase (decrease) in current assets        (12,000)               -0-
-   Increase (decrease) in current
    liabilities                                   71,946            (12,437)
                                              -----------           --------
                                              (9,029,424)           (30,427)
                                              -----------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:

-   Patent costs and licenses                   (30,659)                -0-
-   Purchase of fixed assets                 (2,396,335)                -0-
-   Investments in and advances to
    Affiliates                               (3,912,626)                -0-
-   Proceeds from sale of fixed assets        1,086,007                 -0-
-   Goodwill acquired                        (1,085,551)                -0-
-   (Increase) decrease in other assets         (37,082)               (209)
                                            ------------           ---------

                                           $ (6,376,246)           $   (209)
                                           -------------           ---------


                        See Notes to Financial Statements



                                  [S]  [C]
                                  HABER, INC.
                       A DEVELOPMENT STAGE ENTERPRISE
                          STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Cumulative       Three Months
                                                 from              Ended
                                              Inception      February 28, 1998
                                              ---------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

-   Proceeds from issuance of stock       $   16,593,397                 -0-
-   Cash dividends                              (505,976)                -0-
-   Purchase of treasury stock                (1,375,684)                -0-
-   Recovery of insider's selling profit          17,198                 -0-
-   Payment of cap. Lease obligations           (303,652)                -0-
-   Advances from related parties              1,089,958              10,800
-   Repayments to related parties                (80,923)                -0-
-   Increases in long-term debt                1,138,477                 -0-
-   Payment against long-term debt            (1,138,477)                -0-
-   Proceeds of notes payable                     25,976                 -0-
-   Repayment of notes payable                   (25,976)                -0-
-   Increase (decrease) in cash overdraft            -0-
-   Stock subscription receivable                (23,483)             21,750
                                           --------------         ----------
                                              15,410,835              32,550
                                           --------------         ----------
NET INCREASE (DECREASE) IN CASH                    5,165               1,914
-   CASH-beginning                                   -0-               3,251
-   CASH-end                               $       5,165         $     5,165
                                           -------------         -----------
                                           -------------         -----------

SUPPLEMENTAL DISCLOSURES
-   Interest                                                             208
                                                                 -----------


NON-CASH INVESTING & FINANCING ACTIVITIES
-   Stock issued in payment of debt and
    interest                                        -0-                  -0-



                      See Notes to Financial Statements





                                  [S]  [C]
                                  HABER, INC.
                       A DEVELOPMENT STAGE ENTERPRISE
                       NOTES TO FINANCIAL  STATEMENTS
                               FEBRUARY 28, 1998
                                 (UNAUDITED)

NOTE 1 - REGARDING FINANCIAL STATEMENTS:

The financial information herein submitted is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal occurring accruals) necessary for a fair statement of the results of operations for the periods being presented. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's financial statements for the fiscal year ended May 31, 1998 and the Form 10-K dated December 7, 1998.

NOTE 2 - DUE FROM/TO RELATED PARTIES

Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

                                                          FEBRUARY 28, 1998
Due to (from) Related Parties:
Corporate Officers and Directors                              $    32,659
Shareholders                                                      176,636
Joint Venture                                                         271
                                                          -----------------
                                                              $   209,566
                                                          -----------------


NOTE 3 - OTHER MATTER:

     The financial statements show a loss of $(43,172) for the three months ended February 28, 1998 with accumulated (deficits) $(20,498,351) as of the date. It is highly likely that the Company will continue to sustain losses for the foreseeable future. Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.


[S]
PART II

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations:

Three Months ended February 28, 1998; the Registrant's revenues were $14,894.


Liquidity and Capital Resources:

	The Registrant's liquidity and working capital, summarized in the following table, increased during the quarter ended February 28, 1998.


                                       February 28, 1998         May 31, 1998
                                       -----------------         ------------
Cash and Temporary Investments         $            -0-          $        -0-
Working Capital (Deficit)                      (273,814)             (225,463)
Working Capital Ratio                            (.3):1               (.07):1

     The Registrant's negative working capital and liquidity position at February 28, 1998 must be supplemented in order to meet the demands upon its working capital, and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.
 The Registrant will continue to seek additional funds and there is no assurance that the Company will be able to sustain its financial needs. The Registrant is endeavoring to reorganize its technological position in order to attract dealers for its instruments both abroad and in the U.S. In addition, it is continuing in search of alternative financing directions, but continues to rely heavily upon its Directors and existing shareholders for financial support.


                     PART II - OTHER INFORMATION

Item 5.  Other information

         None.






SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                          Corporation

                                          (Registrant)







                                                  Norman Haber
Date: August 24, 1998   By:             ________________________________
                                                    Norman Haber
                                               Chairman of the Board







                                                 Warren Donohue
Date: August 24, 1998   By:             ________________________________
                                                  Warren Donohue
                                                     Secretary