Form 10-K
period 1998-05-31
HABER INC
filed 1999-10-19
CIK 355699

SECURITIES AND EXCHANGE COMMISSION PRIVATE
                             Washington, D.C. 20549

                                   Form 10-K
Annual Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

         For the Fiscal Year May 31, 1998  Commission File No, 0-9966

                                  Haber, Inc.

            (Exact name of registrant as specified in its charter)

             Delaware                                  22-2305613

        State or other jurisdiction of                (I.R.S., Employer
       incorporation or organization)                Identification No.)

          470 Main Road   Towaco, New Jersey                   07082
        (Address or principal executive office)              (Zip Code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                     None

         Securities registered pursuant to Section 12 (q) of the Act:

                    Common Stock, par value $0.01 par  share
                   $2.00 Convertible Voting Preferred Stock,
                            par value $10 par  share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such ruling requirements for the past 90 days:

                        Yes __X___          No _____

As of May 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,083,801.

As of May 31, 1998, the number of shares outstanding of the Registrant's common stock was: 56,754,373 shares.

                        Documents incorporated by reference: None



ITEM 1
                                    "BUSINESS"

"General"

The Registrant* has developed advanced chemical and electrochemical process technologies for separations, extractions and purifications. The Company will now focus on commercializing these technologies through joint ventures or subsidiaries.

The Registrant's strategy is to develop and market application devices upon its ElectroMolecular Propulsion ('EMP') technology and to acquire interests, assets and earnings in exchange for rights to use its technologies. The Registrant may also seek to directly acquire technology or may seek licenses, joint venture or other arrangements with larger industrial partners.

PRIVATE Patents and Trade Secrets tc  \l 1 "Patents and Trade Secrets"

A U.S. patent covering EMP technology was granted to Norman Haber in 1976 and an extension of that patent was granted to Mr. Haber in 1979. The patents would have expired in April of 1993. However, recent changes in U.S. patents add three more years until 1996. The original patents covering the EMP technology, which were granted to Mr. Haber in 16 foreign countries and assigned to the Registrant, expired in 1996.

The Registrant is in a position for prioritizing its advanced EMP technology and Know-how for further patent application. It is prepared to file additional patent applications or prioritization relating to specific aspects of the EMP technology with the U.S. Patent Office.

In addition to patent protection filed or intended, the Registrant expects to rely on a material extent on selected unpatented proprietary know-how with respect to its various technologies. However, there can be no assurances that others will not independently develop such know-how or otherwise obtain access to the Registrant's know-how despite the Registrant's efforts to maintain its confidentiality, which includes obtaining secrecy agreements from its employees.

 PRIVATE  Employees tc  \l 3 "Employees"

In 1998, the Company retained:  1 employees and 4 independent consultants.

 PRIVATE  Government Regulation tc  \l 3 "Government Regulation"

If Haber, Inc. markets its EMP instruments for use in clinical applications, blood analyzers other medical devices, it will be subject to regulation by the Bureau of Medical Devices of the United States Food and Drug Administration.
A principal feature of such regulation is that, if the devices should be deemed not to be substantially equivalent to those already on the market, they could not be used until specifically approved by the Bureau of Medical Devices. The Registrant did not consider to seek approval or to seek a determination whether any such devices will require such approval or that seeking such approvals would not present a major obstacle. The process of obtaining approval, or a determination that approval is not required, could cause material delay in the introduction of any of these products. However, it is not anticipated however, that this would necessarily occur.

ITEM 2
 PRIVATE  PROPERTIES tc  \l 5 "PROPERTIES"

The Registrant maintains laboratory and general office facilities in one building leased by the registrant and located in Towaco, New Jersey. The building has a total of approximately 2,500 square feet of space. Included in these facilities 3 laboratories, a prototype machine shop, and a small area for pre-piloting processing. These facilities house the equipment necessary for the Registrant to conduct its research and development activities for the foreseeable future.

 PRIVATE  ITEM 3 tc  \l 2 "ITEM 3"
 PRIVATE  LEGAL PROCEEDINGS tc  \l 5 "LEGAL PROCEEDINGS"

The Registrant is in contention with the Department of Environmental Protection ("DEP") in New Jersey and currently has appeared informally before the court and with a legal representative of the DEP to try to determine a settlement penalty with the Registrant for having neglected two filings of septic sampling and analysis not timely reported in 1990. The DEP is cognizant that the Registrant operated an analytical laboratory that is duly authorized by the DEP in New Jersey and qualified before the U.S. Environmental Protection Agency.

In September 1993, the Company settled this penalty for $22,500 to be paid in four semi-annual installments of $5,000 and one final semi-annual installment of $2,500 plus interest at 5.5% beginning October 1993. Since only one payment has been made on the settlement to date, the entire amount which totals $21,927 including interest, is currently due and is included in accounts payable.

There are no other materials pending legal proceedings to which the Registrant is a party or of which any of their property is subject.

 PRIVATE  ITEM 4 tc  \l 5 "ITEM 4"
 PRIVATE  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS tc
\l 5 "SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS"

NONE












PART II

 PRIVATE  Item 5 tc  \l 5 "Item 5"

 PRIVATE  MARKET FOR REGISTRANT'S COMMON EQUITY tc  \l 5 "MARKET
FOR REGISTRANT'S COMMON EQUITY"
 PRIVATE  & RELATED STOCKHOLDER MATTERS tc  \l 5 "& RELATED
STOCKHOLDER MATTERS"

The Registrant's common stock is traded "over the counter" and is listed in the National Market System. The table below sets forth the ranges of the last sales prices of the Common Stock during each quarter after June 1, 1997. The quotations reflect dealer prices without markup, markdown or commissions and do not necessarily represent actual transactions.

Quarter Ended:              1998                High                 Low

                           8/31/97               .25                 .08
                          11/30/97               .25                 .08
                           2/28/98               .06                 .04
                           5/31/98               .13                 .08

                            1997                 High                Low

                          08/31/96                .25                .08
                          11/30/96                .08                .08
                           2/28/97                .08                .08
                           5/31/97                .08                .08

On May 31, 1998, the last sale price of the Registrant's common stock was $.10 and the number of holders of record of the Registrant's Common Stock was approximately 2,152.

No cash dividends have been paid on the Common Stock of the Registrant since its incorporation and the Registrant intends to retain its earnings, if any, for use in its business.












HABER, INC.                                    A Development Stage Enterprise
 PRIVATE  Selected Financial Data
                                                                       ITEM 6






                  Cumulative
                From Inception    1998      1997     1996     1995    1994

Statement of Operations Data
- Revenues       $ 1,960,068  $ 14,891  $ 11,748  $      -   $      -  $ 14,833
- Directed
  Expenses         1,519,575   105,103    43,724         -          -     3,000
- General
  Administrative
  Expenses        11,221,165   245,208   278,477   252,374   360,524    195,424
- Research
  Development
  Expenses         5,027,520         -         -        -      3,455     65,278
- Operating
  (loss)         (16,812,983) (335,330) (310,453) (284,628) (363,979)  (248,869)
- Interest Income  1,025,626       747          -        -        -           2
- Net (loss)     (20,651,286) (337,220) (301,344) (359,728) (401,483)  (300,091)
- Net (loss)
  par  share               -      (.01)     (.01)     (.01)     (.02)      (.01)

PRIVATE  Balance Sheet
Data tc  \l 5 "Balance
Sheet Data"


- Working Capital             (304,803) (225,463) (286,932) (555,697)  (274,977)
- Total assets                  61,570    58,842    82,521    58,150     57,808
- Total Liabilities            322,661   243,744   311,518   566,601    285,613
- Stockholders' (deficit)     (261,091) (184,900) (246,997) (508,351)  (227,805)





Item 7

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS
& RESULTS OF OPERATIONS

Results of Operations

The Registrant's controls the proprietary operational features and key science insights for the technology called ElectroMolecular Propulsion ("EMP"), which it believes has broad application in the chemical, biomedical and electronic fields. EMP is a fundamental electrokinetic technology invented by Norman Haber. Essentially, EMP is a method of transporting a broad variety of molecules by means of an electrical field.
 This ability, enhanced by other characteristics of the technology, indicates that EMP has a range of applications in chemical analytical instrumentation, extraction, purifications, control of chemical reactions, electronic imaging and other electronic uses.

More than 100 application protocols have been completed for use with the EMP instrument for use with dyes, proteins, etc. Such pre-figured protocols are an important user-friendly feature for the sale and use of the 15K-1 instrument in niche markets. It enables the user to program the EMP instrument for their particular application chemistry, analysis and quality control.

The Registrant will continue to effect reductions in its operating expenses while conforming with continuing operations with the limited amount of working capital available. This policy will continue until revenue from sales or adequate refinancing enables otherwise. The Company is currently leasing its facility in Towaco, NJ. It is anticipated that the Registrant will continue to lease its site at the current address in 1999.

1998 Compared with 1997

The net loss for 1998 increased by $35,876 due mainly to increases in direct costs.

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

The Registrant has undertaken steps toward the re-engineering of its EMP 15K model with the view of producing an upgraded digitized and computer compatible instrument. These units can be subcontracted through instrument manufacturers.

Dr. Henry Rosenberg Ph.D. (chemistry) has joined the Company and has become conversant with both the EMP technology and the proprietary "Haber Gold Process". Dr. Rosenberg has had extensive sales and marketing experience with scientific instrumentation and shall also serve for marketing EMP instrumentation.

1997 Compared with 1996

The net loss for 1996 decreased by $58,384 to $301,344 due mainly to prior year losses from investments in affiliates.

Liquidity and Capital Resources

The Registrant's working capital deficiency, which fluctuates, must be supplemented in order to meet the demands upon working capital occasioned by the Registrant's continued operating losses. There continues to be an ongoing need for additional funds to finance development and commercialization of projects built around the Registrant's technologies. During the year ended May 31 1998, the Registrant issued 6,275,000 shares of common stock for $169,000 in cash.

There can be no assurance that the Registrant will have continuing success in any of these efforts. The effects of inflation during the recent years has had little impact on the Registrant and will continue to be insignificant.


ITEM 8
FINANCIAL STATEMENTS & SUPPLEMENTING DATA

See Index to Financial Statements, Financial Statement Schedules and Exhibits in Item 14.

ITEM 9
DISAGREEMENTS ON ACCOUNTING & FINANCIAL DISCLOSURE

   None








PART III

ITEM 10
DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers and Directors of the Registrant are as follows:


 PRIVATE
Director name          Age         Position with the Registrant         Since
                                                                        (date)
- Norman Haber         69       Chairman, President, CEO & Director      1967
- Warren Donohue       58       Director                                 1989
- Paul Buiar           73       Acting Director                          1996


Mr. Haber is the founder of the Registrant, and has been its Chairman, President and Chief Executive Officer since inception. Mr. Haber holds a BS degree in chemistry and an M.A in physiology and biological sciences from the New York City University System. He is the Registrant's principal scientist. Mr. Haber is the inventor of the EMP technology and co-developer of the Haber Gold, Alpha and Haber-Lee Process. His work on EMP has appeared in the Proceedings of the National Academy of Sciences.

Mr. Donohue has been the Executive Manager, Sales Administration, of Volvo Cars North America for 33 years. He studied business at Fairleigh Dickinson University. He is presently serving his third term as Councilman and Commissioner of police in Alpine, New Jersey where he resides.

Mr. Paul Buiar is a specialist in political relations, communications and news media, especially as related to national and international politics including national presidential campaigns, governor and mayoralty campaigns
(NYC). He has also been involved with international campaigns. Mr. Buiar has served as President of the International Association of Political Consultants. For more than 20 years, he has also been the Executive Director of the Inner Circle, a prestigious NYC based organization of current and former journalists.






*The term of each officer of the Registrant expires at the next annual meeting of its Board of Directors.





Item 11
EXECUTIVE COMPENSATION

Cash Compensation

The following table sets forth the total cash compensation paid by the Registrant during the fiscal year May 31, 1998 and 1997 to the executive officers and to all executive officers as a group:

        Name                 Capacities in                  Cash
                              Which Served               Compensation

                                                        1998      1997
All executive officers as a group                        -0-       -0-
(two persons)



Under the terms of understanding as approved and as indicated in the May
31, 1985 notes to financial statement Mr. Haber was awarded compensation $86,000 per annum. Since 1989 Mr. Haber has received no cash compensation. It is anticipated the Mr. Haber will receive compensation in future years which will also include a portion of arrearages.

Stock Options

The Registrant maintains a 1985 Officer's Stock Option Plan (the "Officers' Plan").

The Officer's Plan provides that options to purchase the Registrant's Common Stock may be awarded to officers of the Registrant by a committee comprised of at least three directors who are not eligible under the Officers Plan.

Options granted under the Officers Plan are non-incentive options and stock appreciation rights may be provided at any time until the options are exercised, terminated or cancelled. The exercise price of the options can be fixed by the committee administering the Officers Plan at any amount, which is not less than the par value of the shares subject to option. An optionee may pay the exercise price of the options in cash or with the Registrant's stock or with other property.

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



ITEM 12
                            SECURITIES OWNERSHIP
                 OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The table below sets forth certain information relating to the ownership of the Registrant's Common Stock, as of December 1, 1992, by (1) the only person who was known to the Registrant to be the beneficial owner of more than five percent of such stock, (2) each of the Registrant's Directors and
(3) all Directors and Officers of the Registrant as a group. Each of the persons listed has sole voting and investment power with respect to his shares unless otherwise indicated in the notes of the table.

 PRIVATE
       Name of                No. of shares of Common               %
  Beneficial Owner        Stock and Nature of Beneficial         of class

    Norman Haber                   1,732,868 (1)                   3.1%
    Warren Donohue                   929,987                       1.6%
    Paul Buiar                        54,308                        *
    All directors a group          2,717,163                       4.7%
* Less than 1%

Nature of Beneficial Ownership

(1) Mr. Haber has the sole voting and investment power with respect to all such shares except for 330,130 shares which are owned by his wife, individually or as custodian for their two children.


ITEM 13
CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

It is also anticipated that, as incentives to retain management, the Registrant's officers may be offered the opportunity to participate in the equity of future ventures in which the Registrant may become involved.









PART IV

ITEM 14

EXHIBITS, FINANCIAL STATEMENTS,
SCHEDULES & REPORTS ON FORM 8-K


The following documents are filed as a part of this report.

1.  Financial statements                                        Page

    Report of Independent Certified Public Accountants         F-1   F-2
    Balance Sheets as of May 31, 1998 and 1997                 F-3   F-4
    Statements of Income (Loss) and Retained Earnings
    (deficit) for the years ended May 31, 1998, 1997,
    1996 and from the inception to May 31, 1998                F-5


    Statements of Changes in Stockholder's Equity from
    Inception to May 31, 1998.                                 F-6   F-11


    Statements of Cash Flows for the years ended May 31,
    1998, 1997 and 1996 and from the inception to
    May 31, 1998.                                             F-12   F-13


    Notes to Financial Statement                              F-14   F-20


2.  Schedule II - Valuation and Qualifying Accounts           F-21


3.  Exhibit 11 - Statement re: computation of earnings par
                 share                                        F-22


 PRIVATE
 3(a)         (I)                Restated Certificate of Incorporation of the
                                 Registrant filed November 9 1984.
                                 Incorporated by reference to exhibit 2 (a) to the Registrant's. Registration Statement on Form 8-A. Files with Commission on April
                                 30, 1985 (commission File No. 0-9966).





 (a)          (ii)               Certified of Designations of Series.
                                 A Preferred Stock of the Registrant, filed
                                 A November 20, 1984, Incorporated by
                                 reference to exhibit 2 (b) to the


 PRIVATE
 Exhibits     Number                   Description of Exhibit
                                 Registrant's Registration Statement
                                 on Form 8-A filed with the
                                 Commission on April 30, 1985
                                 (Commission File No. 0-9966).

 (b)                             By-Laws of the Registrant. (5)

4(a)                             Specimen of certificate for Common
                                 Stock (1)


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


10(a)         (i)                Limited Partnership Agreement of
                                 Lodestone Partners, Ltd. (3)

  (a)         (ii)               Research and Development Agreement
                                 between the Registrant and Lodestone
                                 Partners, Ltd., dated October 10,
                                 1980. (1)

  (a)         (iii)              Agreement for sale of EMP Precious
                                 Metals Application and Technology



  (a)         (iv)               Amendment No. 1 to Agreement of
                                 Limited Partnership of Lodestone
                                 Partners, Ltd.(3)



  (a)         (v)                Amendment No. 1 to Agreement for
                                 Research and Development between the
                                 Registrant and Lodestone Partners,
                                 Ltd. dated October 10, 1980. (3)


Exhibit        Number                   Description of Exhibits

  (a)          (vi)             Amendment No.1 to Agreement for sale
                                of EMP Precious Metals Applications
                                and Technology between the
                                Registrant and Lodestone Partners,
                                Ltd. dated October 10, 1980.

  (a)         (vii)             Agreement dated as of October 10,
                                1980 among the Registrant and
                                Lodestone Partners, LTD.(7)

  (a)         (viii)            Agreement dated May 30, 1984 among
                                the Registrant, Norman Haber and
                                Lodestone Partners, Ltd.(7)

  11                            Statement re: computation of
                                earnings par share

  22                            List of subsidiaries of the
                                Registrant

  (1)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Registrant's Registration Statement
                                on Form 10 (file 0-9966)

  (2)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Registrant's Annual Report on Form
                                10-K for the fiscal year ended May
                                31, 1982 (File No. 0-9966)

  (3)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Registrant's Annual Report on Form
                                10-K for the fiscal year ended May
                                31, 1983 (File No. 0-9966)

  (4)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Registrant's Amendment No. 1 on Form
                                8 to its Annual Report on Form 10-K
                                for the fiscal year ended May 31,
                                1983 (File No. 0-9966)

  (5)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Registrant's Annual Report on Form
                                10-K for the fiscal year ended May
                                31, 1985 (File No. 00-9966)


 PRIVATE
 Exhibit      Number                  Description of Exhibits

  (6)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Registrant's Registration Statement
                                on Form S-l filed with the
                                Commission on May 31, 1985 (File No.
                                2-91444).

  (7) Incorporated by reference to the corresponding exhibit to Amendment No. 3 to the Registrant's
                                Registration Statement on Form S-1
                                files with the commission on
                                November 6, 1984 (File No. 2-91444)

  (8) Incorporated by reference to the corresponding exhibit to Amendment No.4 to the Registrant's Registration Statement on Form S-1 filed with the commission on November 16, 1984
                                (File No. 2-91444)

  (9)                           Incorporated by reference to Exhibit
                                10.1 to the Registrant's Current
                                Report on Form 8-K filed with the
                                Commission in connection with events
                                of August 1, 1985 (File No. 0-9966).

  (10) Incorporated by reference to the corresponding exhibit to Registrant's Annual Report on Form 10K for the fiscal year ended May 31, 1986 (File No. 0-9966).

  (11) Incorporated by reference to the corresponding exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987 (File No. 0-9966).

  (12) Incorporated by reference to the corresponding exhibit to Registrant's Annual Report in Form 10-K for the fiscal year ended May 31, 1988 (File No. 0-9966).

(b) reports on Form 8-K

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

Dated: May 31, 1998

             HABER, INC.
             (Registrant)



Norman Haber
______________________
Norman Haber, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 31, 1998


Norman Haber
_________________________
Norman Haber
Haber Inc., Chief Executive Officer and Director
               (Principal Executive Officer)






Dated: May 31, 1998

Warren Donohue
_________________________
Warren Donohue, Director





                           GERALD BRIGNOLA, CPA., P.A.
                           CERTIFIED PUBLIC ACCOUNTANT
                           A Professional Corporation
              One University Plaza, Suite 505, Hackensack, NJ 07601
                       201-343-8130    -    Fax 201-343-9224


Gerald Brignola	                                              	  Michael Chase
Anthony Capricuso                                            	Michael J. Nardino

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Haber, Inc.
470 Main Road
Towaco, New Jersey 07082

We have audited the accompanying balance sheets of Haber, Inc. as of May 31, 1998 and May 31, 1997 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Haber, Inc. for the year ended May 31, 1996, were audited by other auditors whose report thereon dated December 12, 1996, expressed a qualified opinion, because the prior accountants were unable to obtain written representations from current and prior consultants to the Company responsible for financial maters concerning transactions in the two years ended May 31, 1996.

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


In our opinion, except for the cumulative effects of such adjustments, if any, as might be determined to be necessary had the written representations referred to in the previous paragraph been furnished to prior accountants management, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haber, Inc., at May 31, 1998 and 1997 and the results of their operations and their changes in stockholders equity and their cash flows from inception through May 31, 1998 and for each of the three years in the three year period ended May 31, 1998 in conformity with generally accepted accounting principles.

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

Our audits were made to form an opinion on the basic financial statements taken ads a whole. The supplemental schedules listed in the index to the financial statements and schedules are presented to comply with rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedules for each of the three years in the period ended May
31, 1998 and May 31, 1997 have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, except for the effects of such adjustments for the year ended May 31, 1996, if any, as might be determined to be necessary had the written representations referred to above been furnished to prior accountants by management, the supplemental schedules referred to above fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




GERALD BRIGNOLA, CPA., PA
September 23, 1999

Haber, Inc.                                  A Development Stage Enterprise

Balance Sheets


                                                          May 31 PRIVATE
 PRIVATE                                                 1998        1997

Assets
- Currents Assets
   Cash                                              $   6,108    $   6,280
   Inventory                                            11,750       12,000
                                                       -------      -------
                                                        17,858       18,280
                                                       -------      -------

- Furniture and Equipment
   Equipment                                           332,958      329,326
   Furniture and Fixtures                               99,514       99,514
                                                       _______      _______
                                                       432,472      428,840
   Less:Accumulated depreciation and amortization      425,763      424,533
                                                       _______      _______
                                                         6,709        4,307
                                                       -------      -------
Other Assets
- Patent costs and licenses - net of accumulated
  amortization of $30,659 and $30,659, respectively.         0            0
- Security deposit                                      37,003       36,256
- Other assets                                               0            0
                                                        37,003       36,256
                                                        ------       ------
                                                     $  61,570    $  58,843
                                                        ------       ------

See notes to financial Statement






 PRIVATE  Haber, Inc.                     A Development Stage Enterprise
2

Balance Sheets




 PRIVATE
                                                           May 31
 PRIVATE
                                                    1998            1997
Liabilities and Stockholders (Deficit)

- Currents Liabilities
   Accounts payable                           $    51,682     $    43,759
   Accrued expenses                                19,383          10,845
   Due to related parties                         218,895         184,047
   Payroll other taxes payable                     15,201           5,092
   Deposit payable                                 17,500               0
                                              ___________     ___________

Total Liabilities                                 322,661         243,743
                                              -----------     -----------


- Commitments and Contingencies

- Stockholder (Deficit)
   Common stock - $.01 par value - 75,000,000
   shares authorized; 56,754,373 and
   46,480,800 shares issued, respectively.       532,044         464,808
- Preferred stock - $10 par value - 600,000
   shares authorized; 146,308 shares issued
   in 1998 and 1997.                           1,463,080       1,463,080
- Capital in excess of par value              19,878,488      19,681,662
- Stock subscription receivable              (   107,733)    (   104,700)
- (Deficit) accumulated during the
  development stage.                         (20,651,286)    (20,314,066)
                                             ------------    ------------
                                               1,114,593       1,190,784
Less: Treasury stock - 116,625 shares
      - at cost                                1,375,684       1,375,684
                                             -----------     ------------
                                                (261,091)       (184,900)
                                             -----------     ------------
                                             $    61,570     $    58,843
                                             -----------     ------------
                                             -----------     ------------







See notes to financial statements



PRIVATE  Haber, Inc.                              A Development Stage Enterprise

Statements of Operations


PRIVATE
                               Cumulative              For the Years Ended
                              from Inception                  May 31
 PRIVATE
                                                 1998        1997      1996
- Revenues                    $  1,960,068   $  14,891   $  11,748     $      -
- Direct Expenses                1,519,485     105,013      43,724            -
                                 ----------     -------     -------     -------
- Gross Profit (loss)              440,583     (90,122)    (31,976)           -
                                 ----------     -------     -------     -------
- General and Administrative
   Expenses                     11,221,165     245,208     278,477     252,374

- Research and Development
   Expenses                      5,027,520           -           -

- Provision for Uncollectible
   Advances to Affiliates        1,004,881           -           -      32,254
                               -----------    ---------    --------   --------
                                17,253,566     245,208     278,477     284,628
                               -----------    ---------    --------   --------
- (Loss) Before Other Income
 (Expenses)                    (16,812,983)   (335,330)   (310,453)   (284,628)
                               ------------   ---------   ---------   --------
                               ------------   ---------   ---------   --------

- Other Income (Expenses)
   Interest Income               1,025,626         747       9,109         -
   Other Income                    332,110           -           -         -
   Interest (expense)              (96,329)     (2,637)          -    (2,100)
   (Loss) on investments in
   affiliates                   (5,142,591)           -          -   (73,000)

   Gain on disposition of
   fixed assets                     42,881            -          -         -
                               ------------     -------     -------  --------
                                (3,838,303)     (1,890)      9,109   (75,100)
                               ------------     -------     -------  --------
                               ------------     -------     -------  --------
- Net (Loss)                  $(20,651,286)  $(337,220)  $(301,344) $(359,728)
                               ------------  ----------  ----------  ---------

- (Loss) per Share                           $    (.01)  $    (.01) $    (.01)

- Weighted Average Common Shares
Outstanding During the Period                49,799,193  45,773,094 40,088,454


 PRIVATE

See notes to Financial statements


 PRIVATE  Haber, Inc.                             A Development Stage Enterprise
Statement of Changes in Stockholder's Equity
                                                  Inception through May 31, 1998



                                                                Special Voting
                                          Common Stock           Common Stock
                                      Shares     Amounts      Shares     Amounts
Inception (1967) through
 May 31, 1988                       10,609,622   106,096           -           -
	Stock issued for services               6,375        64           -           -
	Conversion of preferred stock           1,838        18           -           -
	Stock issued as collateral            165,000     1,650           -           -
	Cash in private offering              837,239     8,372           -           -
	Correction of prior issuance          (23,174)     (231)          -           -
	 Warrants expired                           -         -           -           -
	 Stock issued in payment
       of interest                      30,000       300           -           -
	 Equity resulting from outside              -         -           -           -
	 Investment in subsidiary                   -         -           -           -
	 Net (loss) for the year                    -         -           -           -
                                    ----------   -------      -------    -------

Balance Forward - May 31,1989       11,626,900   116,269           -          -

See notes to financial statements








 PRIVATE  Haber, Inc.                             A Development Stage Enterprise
3

 PRIVATE  Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
4


 PRIVATE
                                         Convertible          Special Voting
                                       Preferred Stock        Preferred Stock
 PRIVATE
                                     Shares     Amounts      Shares     Amounts

Inception (1967) through
May 31, 1988                         152,926   1,529,260         -          -
	Stock issued for services                -           -          -          -
	Conversion of preferred stock        (1,100)    (11,000)        -          -
	Stock issued as collateral               -           -          -          -
	Cash in private offering                 -           -          -          -
	Correction of prior issuance             -           -          -          -
	 Warrants expired                        -           -          -          -
	 Stock issued in payment
  of interest                             -           -          -          -
	 Equity resulting from outside           -           -          -          -
	 Investment in subsidiary                -           -          -          -
	 Net (loss) for the year                 -           -          -          -
                                    ________   _________  ________   ________
Balance Forward - May 31,1989        151,826   1,518,260          -          -









See notes to financial statements





 PRIVATE  Haber, Inc.                             A Development Stage Enterprise
5

 PRIVATE  Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
6

 PRIVATE


                              Capital in               Subscription    Retained
                              Excess of                 Receivable     Earnings
                              Par Value      Warrants                  (Deficit)
Inception (1967)
through May 31, 1988          12,110,316    1,258,133            -  (13,700,108)
	Stock issued for services             -            -            -             -
	Conversion of preferred stock    10,982            -            -             -
	Stock issued as collateral      (1,650)            -            -             -
	Cash in private offering        535,228            -            -             -
	Correction of prior issuance   (20,622)            -            -             -
	 Warrants expired             1,258,133   (1,258,133)           -             -
	 Stock issued in payment
  of interest                          -            -            -             -
	 Equity resulting from outside        -            -            -             -
	 Investment in subsidiary     1,770,187            -            -             -
	 Net (loss) for the year              -            -            -   (2,613,093)
                               _________   __________   __________   ___________

Balance Forward-May 31,1989   15,662,574            -            -  (16,313,201)


See notes to financial statements







 PRIVATE  Haber, Inc.                             A Development Stage Enterprise
7

 PRIVATE  Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
8

 PRIVATE

                                                     Deferred
                                                     Unearned           Total
                                Treasury Stock       Compensation    Shareholder
                                                     Stock Option      Equity
                             Shares      Amount        Plan         (Deficit)

Inception (1967) through
May 31, 1988                  223,038   (1,397,444)             -      (93,747)
	Stock issued for services          -             -             -           64
	Conversion of preferred stock      -             -             -            -
	Stock issued as collateral         -             -             -            -
	Cash in private offering           -             -             -      543,600
	Correction of prior issuance  (6,413)      20,760              -          (93)
	 Warrants expired                  -             -             -            -
	 Stock issued in payment
  of interest                       -             -             -          300
	 Equity resulting
  from outside                      -             -             -            -
	 Investment in subsidiary          -             -             -    1,770,187
	 Net (loss) for the year           -             -             -   (2,613,093)
                               -------    ----------      --------   ----------

Balance Forward- May 31 ,1989  216,625   (1,376,684)             -     (392,782)
                               -------    ----------      --------    ----------




See notes to financial statements






 PRIVATE  Haber, Inc.                             A Development Stage Enterprise
9

 PRIVATE  Statements of Changes in Stockholders' Equity

                                                Inception Through May, 31 1998
10

 PRIVATE

                                                             Special Voting
                                   Common Stock               Common Stock
                                Shares       Amount        Shares      Amount

Balance Forward-May 31, 1989   11,626,900    116,269            -            -
  Treasury shares previously
  arising in consolidation              -          -            -            -
   Stock issued for services      400,000      4,000            -            -
   Conversion of preferred
   stock                            1,503         15            -            -
  Stock issued in payment of
  debit and interest            3,634,809     36,348            -            -
  Cash in private offering         40,000        400            -            -
  Correction of private issuance   (2,000)       (20)           -            -
  Stock issued for compensation   251,114      2,511            -            -
  Warrants issued for
  compensation                          -          -            -            -
  Net (loss) for the year               -          -            -            -
                               ----------    -------     --------     --------
Balance - May 31, 1990         15,952,326    159,523            -            -
  Stock issued for services     1,850,993     18,510            -            -
  Conversion of warrants          200,000      2,000            -            -
  Cash in private offering      1,517,641     15,177            -            -
  Correction of prior issuance     20,400        204            -            -
  Net (loss) for the year               -          -            -            -
                               ----------    -------     --------      -------
Balance - May 31, 1991         19,541,360    195,414            -            -
  Stock issued for services       461,875      4,619            -            -
  Stock issued in payment
  of liabilities                  755,040      7,550            -            -
  Cash in private offering      1,404,995     14,050            -            -
  Correction of prior issuance    (90,767)      (908)           -            -
  Conversion of preferred stock     2,304         23            -            -
  Conversion of warrants          915,000      9,150            -            -
  Net (loss) for the year               -          -            -            -
                               ----------    -------     --------     --------
Balance forward-May 31, 1991   22,989,807    229,898            -            -


See notes to financial statements








 PRIVATE  Haber, Inc.                            A Development Stage Enterprise
67
 PRIVATE
Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
68
 PRIVATE
                                     Convertible               Special Voting
                                   Preferred Stock             Preferred Stock
                                  Shares     Amount        Shares        Amount
Balance Forward-May 31, 1989      151,826   1,518,260             -           -
Treasury shares previously
arisingin consolidation                 -           -             -           -
   Stock issued for services            -           -             -           -
   Conversion of preferred stock     (900)     (9,000)            -           -
  Stock issued in payment
  of debit and interest                 -           -             -
  Correction of private issuance        -           -             -           -
  Stock issued for compensation         -           -             -           -
  Warrants issued for compensation      -           -             -           -
  Net (loss) for the year               -           -             -           -
                                  _______   _________    __________    _________

Balance - May 31, 1990            150,926   1,509,260             -           -
  Stock issued for services             -           -             -           -
  Conversion of warrants                -           -             -           -
  Cash in private offering              -           -             -           -
  Correction of prior issuance          -           -             -           -
  Net (loss) for the year               -           -             -           -
                                  _______    ________     _________     ________

Balance - May 31, 1991            150,926   1,509,260             -           -
Stock issued for services               -           -             -           -
Stock issued in payment
of liabilities                          -           -             -           -
Cash in private offering                -           -             -           -
Correction of prior issuance            -           -             -           -
Conversion of preferred stock      (1,379)    (13,790)            -           -
Conversion of warrants                  -           -             -           -
Net (loss) for the year                 -           -             -           -
                                 --------   ---------    ----------     -------
Balance forward - May 31, 1991    149,547   1,495,470             -           -


See notes to financial statements






 PRIVATE  Haber, Inc.                             A Development Stage Enterprise
69
 PRIVATE  Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
70
 PRIVATE
                             Capital in    Warrants    Subscription    Retained
                              Excess of     Amount     Receivable      Earnings
                              Par Value                               (Deficit)
 PRIVATE

Balance Forward-May 31,1989  $15,662,574  $       -   $        -   $(16,313,201)
Treasury shares previously
arising in consolidation               -          -            -             -
  Stock issued for services       55,400          -            -             -
  Conversion of preferred
  stock                            8,985          -            -             -
  Stock issued in payment
  of debit and interest          910,910          -            -             -
  Cash in private offering         9,600          -            -             -
  Correction of private
  issuance                             -          -            -             -
  Stock issued for
  compensation                    66,353          -            -             -
  Warrants issued for
  compensation                   107,520          -            -             -
  Net (loss) for the year              -          -            -      (982,263)
                               ---------   --------     --------   -----------

Balance - May 31, 1990        16,821,342          -            -   (17,295,464)
  Stock issued for services       99,236          -            -             -
  Conversion of warrants           8,000          -            -             -
  Cash in private offering       211,649          -            -             -
  Correction of prior issuance       396          -            -             -
  Net (loss) for the year              -          -            -      (776,330)
                              ----------   --------    ---------   -----------
Balance - May 31, 1991        17,140,623          -            -   (18,071,794)
Stock issued for services         91,282          -            -             -
Stock issued in payment
of liabilities                   218,260          -            -             -
Cash in private offering         471,450          -            -             -
Correction of prior issuance           -          -            -
Conversion of preferred stock     13,767          -            -             -
Conversion of warrants            19,000          -            -             -
Net (loss) for the year                -          -            -      (530,965)
                              ----------   --------    ---------   ------------
Balance forward-May 31, 1991  17,954,382          -            -   (18,602,759)


See notes to financial statements





 PRIVATE  Haber, Inc.                             A Development Stage Enterprise
71
 PRIVATE Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
72
 PRIVATE

                                                      Deferred         Total
                                Treasury Stock        Unearned     Stockholders
                                                    Compensation      Equity
                               Shares     Amount         Plan        (Deficit)

Balance Forward
-May 31, 1989                 216,625    (1,376,684)          -        (392,782)
  Treasury shares previously
 arising in consolidation    (100,000)        1,000           -           1,000
   Stock issued for services         -            -           -          59,400
   Conversion of preferred
   stock                             -            -           -               -
  Stock issued in payment
  of debit and interest              -            -           -         947,258
  Cash in private offering           -            -           -          10,000
  Correction of private
  issuance                           -            -           -             (20)
  Stock issued for
  compensation                       -            -           -         (68,864)
  Warrants issued for
  compensation                       -            -           -         107,520
  Net (loss) for the year            -            -           -        (982,263)
                               -------   ----------   ---------     ------------

Balance - May 31, 1990         116,625   (1,375,684)          -       (181,023)
  Stock issued for services          -            -           -        117,746
  Conversion of warrants             -            -           -         10,000
  Cash in private offering           -            -           -        226,826
  Correction of prior issuance       -            -           -            600
  Net (loss) for the year            -            -           -       (776,330)
                              --------   ----------  ----------     -----------

Balance - May 31, 1991         116,625   (1,375,684)          -       (602,181)
Stock issued for services            -            -           -         95,901
Stock issued in payment
of liabilities                       -            -           -        225,810
Cash in private offering             -            -           -        485,500
Correction of prior issuance         -            -           -           (908)
Conversion of preferred stock        -            -           -              -
Conversion of warrants               -            -           -         28,150
Net (loss) for the year              -            -           -       (530,965)
                             ---------   ----------   ---------     -----------
Balance foward-May 31, 1991    116,625   (1,375,684)          -       (298,693)

See notes to financial statements






 PRIVATE  Haber, Inc.                             A Development Stage Enterprise
73

 PRIVATE  Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
74

 PRIVATE


                                      Common Stock             Special Voting
                                                                Common Stock
                                    Shares      Amount      Shares      Amount
 PRIVATE

Balance - May 31, 1992
                                  22,989,807   229,898            -          -
  Stock issued for services          629,800     6,298            -          -
  Cash in private offering         1,274,343    12,743            -          -
   Net (loss) for the year                 -         -            -          -
                                  ----------   -------      -------    -------

Balance - May 31, 1993
                                  24,893,950   248,939            -          -
  Cash in private offering           993,703     9,937            -          -
  Shares issued for services         463,000     4,630            -          -
  Conversion of warrants              87,000       870            -          -
  Stock returned from directors   (1,709,915)  (17,099)           -          -
  Net (loss) for the year                  -         -            -          -
  Stock issued by unconsolidated
  subsidiary                               -         -            -          -
                                 -----------   --------    --------    -------

Balance Forward May 31, 1993     24,727,738    247,277            -          -



See notes to financial statements






 PRIVATE  Haber, Inc.                             A Development Stage Enterprise
75

 PRIVATE  Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
76

 PRIVATE

                                       Convertible             Special Voting
                                     Preferred Stock          Preferred Stock
                                   Shares      Amount      Shares       Amount

Balance - May 31, 1992             149,547   1,495,470          -            -
  Stock issued for services              -           -          -            -
  Cash in private offering               -           -          -            -
   Net (loss) for the year               -           -          -            -

Balance - May 31, 1993             149,547   1,495,470          -            -
  Cash in private offering               -           -          -            -
  Conversion of warrants                 -           -          -            -
  Stock resumed from directors           -           -          -            -
  Net (loss) for the year                -           -          -            -
                                   -------   ---------    -------     ---------

Balance forward - May 31, 1993     149,547   1,495,470

See notes to financial statements


 PRIVATE  Haber, Inc.                            A Development Stage Enterprise
77

 PRIVATE  Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
78

 PRIVATE
                                Capital in
                                Excess of   Warrants  Subscription    Retained
                                Par Value   Amount    Receivable      Earnings
                                                                     (Deficit)
Balance - May 31, 1992          17,954,382        -             -   (18,602,759)
  Stock issued for services         63,817        -             -             -
  Cash in private offering         362,102        -             -             -
   Net (loss) for the year               -        -             -      (348,661)
                                __________  _______    __________     __________
Balance - May 31, 1993          18,380,301        -             -   (18,951,420)
  Cash in private offering         107,703        -             -             -
  Shares issued for services             -        -             -             -
  Conversion of warrants             1,820        -             -             -
  Stock returned from directors     17,099        -             -      (300,091)
  Net (loss) for the year                -        -             -             -
  Stock issued by unconsolidated
  subsidiary                       149,720        -             -             -
                                 __________  _______    _________    __________

Balance forward-May 31, 1993   $18,656,643   $    -       $     -  $(19,251,511)





See notes to financial statements


 PRIVATE  Haber, Inc.                          A Development Stage Enterprise
Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
 PRIVATE

                                Treasury Stock       Deferred        Total
                              Shares      Amount     Unearned     Stockholders
                                                   Compensation     (Equity)
                                                       Plan         (Deficit)


Balance - May 31, 1992        116,625    (1,375,684)         -        (298,693)
  Stock issued for services         -            -           -          70,115
  Cash in private offering          -            -           -         374,845
   Net (loss) for the year          -            -           -        (348,661)
                              _______    __________    ________      __________
Balance - May 31, 1993        116,625    (1,375,684)         -        (202,394)
  Cash in private offering          -            -           -         117,640
  Shares issued for services        -            -           -           4,630
  Conversion of warrants            -            -           -           2,690
  Stock resumed from directors      -            -           -               -
  Net (loss) for the year           -            -           -        (300,091)
  Stock issued by
  unconsolidated subsidiary         -            -           -         149,720
                           __________    _________    ________       __________
Balance forward
May 31, 1994              $   116,625   $(1,375,684)   $     -     $  (227,805)


See notes to financial statements


 PRIVATE  Haber, Inc.                             A Development Stage Enterprise
79

 PRIVATE  Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
80

 PRIVATE

                                                                 Special Voting
                                       Common Stock               Common Stock
                                    Shares      Amount        Shares     Amount
 PRIVATE

Balance Forward - May 31, 1994    24,727,738    247,277            -          -
   Cash in private offering          411,547      4,116            -          -
   Shares issued for services      2,012,590     20,126            -          -
  Conversion of warrants             105,081      1,051            -          -
  Stock returned from directors     (210,000)    (2,100)           -          -
  Conversion of preferred stock        5,412         54            -          -
  Stock issued by unconsolidated
  subsidiary                               -          -            -          -
  Net (loss) for year                      -          -            -          -
                                   ---------    -------     --------   --------

Balance - May 31, 1995            27,052,368    270,524
  Sale of Stock                    2,301,000     23,010            -          -
  Stock issued for services        2,896,111     28,961            -          -
  Conversion of warrants               9,200         92            -          -
  Recision obligation
  converted stock                  1,304,949     13,049            -          -
  Repayment of borrowed shares     1,820,379     18,204            -          -
  Acquisition of equity
  interest in Medco Health Corp.   7,300,000     73,000            -          -
  Net (loss) for the year                  -          -            -          -
                                   ---------    -------    ---------  ---------

Balance - May 31, 1996            42,684,007    426,840            -          -
  Sale of stock                    2,744,474     27,445            -          -
  Stock issued for services          661,319      6,613            -          -
  Conversions of warrants                  -          -            -          -
  Stock issued in payment
  of liabilities                     391,000      3,910            -          -
  Net (loss) for the year                  -          -            -          -
                                   ---------    -------    ---------   --------

Balance forward May 31, 1997      46,480,800    464,808            -          -



See notes to financial statements



 PRIVATE  Haber, Inc.                             A Development Stage Enterprise
81

 PRIVATE  Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
82
 PRIVATE
                                    Convertible               Special Voting
                                     Preferred                   Preferred
                                       Stock                       Stock
                                  Shares     Amount       Shares        Amount

Balance Forward-May 31, 1994     149,547   1,495,470    $      -       $       -
   Cash in private offering            -          -            -               -
   Shares issued for services          -          -            -               -
Conversion of warrants                 -          -            -               -
Stock returned from directors          -          -            -               -
Conversion of preferred stock     (3,239)   (32,390)           -               -
Stock issued by unconsolidated
subsidiary                             -          -            -               -
Net (loss) for the year                -          -            -               -
                                 -------   --------     --------      ----------
Balance May 31, 1995             146,308  1,463,080            -               -

Sale of Stock                          -          -            -               -
Stock issued for services              -          -            -               -
Conversion of warrants                 -          -            -               -
Recision obligation converted
stock                                  -          -            -               -
Repayment of borrowed shares           -          -            -               -
Acquisition of equity interest
in Medco Health Corp.                  -          -            -               -
Net (loss) for the year                -          -            -               -
                                --------   --------     --------      ----------
Balance - May 31, 1996           146,308  1,463,080            -               -

Sale of Stock                          -          -            -               -
Stock issued for services              -          -            -               -
Conversions of warrants                -          -            -               -
Stock issued in payment
of liabilities                         -          -            -               -
Net (loss) for the year                -          -            -               -
                                --------   --------     --------      ----------

Balance forward May 31, 1997     146,308  1,463,080            -               -

Haber, Inc.                                      A Development Stage Enterprise
Statements of Changes in Stockholders Euity
                                                  Inception Through May 31, 1998
                           Capital in    Warrants     Subscription     Retained
                           Excess of      Amount       Receivable      Earnings
                           Par value                                  (Deficit)

Balance Foward
-May 31, 1994              18,656,643           -              -    (19,251,511)
Cash in private offering       48,579           -              -              -
Shares issued for services      5,323           -              -              -
Conversion of warrants         24,549           -              -              -
Stock returned from
directors                       2,100           -              -              -
Conversion of preferred
stock                          32,336           -              -              -
Stock issued by
unconsolidated subsidiary      17,193           -              -              -
Net (loss) for the year             -           -              -       (401,483)
                           ----------     --------    -----------    ----------
Balance May 31, 1995       18,786,723           -        (41,750)   (19,652,994)
Sale of Stock                 237,188           -              -              -
Stock issued for
services                            -           -              -              -
Conversion of Warrants              -           -              -              -
Recision obligation
converted stock               285,532           -              -              -
Repayment of borrowed
shares                        (18,204)          -              -              -
Acquisition of equity
interest Medco Health Corp.         -           -              -              -
Net (loss) for the year             -           -              -      (359,728)
                           ----------    --------     ----------   ------------
Balance May 31, 1996       19,291,239           -       (41,750)   (20,012,722)
Sale of Stock                 251,555           -       (62,950)              -
Stock issued for services      98,850           -              -              -
Conversion of warrants              -           -              -              -
Stock issued in payment
of liabilities                 40,018           -              -              -
Net (loss) for the year             -           -              -      (301,344)
                          -----------    --------     ---------    ------------
Balance forward
May 31, 1997               19,681,662           -      (104,700)   (20,314,066)



See note to financial statements



Haber, Inc                                       A Development Stage Enterprise
Statements of Changes in Stockholders Equity
                                                  Inception Through May 31, 1998


                                                      Deferred        Total
                                                      Unearned    Stockholders
                                Treasury Stock      Compensation     Equity
                             Shares       Amount    Stock Option    (Deficit)
                                                       Shares        Amount

Balance forward
-May 31, 1994               116,625      (1,375,684)           -     (227,805)
  Cash in private offering        -               -            -       52,695
  Shares issued for services      -               -            -       25,449
Conversion of warrants            -               -            -       25,600
Stock returned from directors     -               -            -            -
Conversion of preferred Stock     -               -            -            -
Stock issued by
unconsolidated subsidiary         -               -            -            -
Net (Loss) for the year           -               -            -     (401,483)
                            --------     ----------    ---------     ---------

Balance May 31, 1995        116,625      (1,375,684)           -     (508,351)
Sale of Stock                     -               -            -      218,448
Stock issued for services         -               -            -       28,961
Conversion of warrants            -               -            -           92
Recision obligation
converted stock                   -               -            -      298,581
Repayment of borrowed shares      -               -            -            -
Acquisition of equity
interest Medco Health Corp.       -               -            -       73,000
Net (loss) for the year           -               -            -     (359,728)
                           --------      ----------    ---------     ---------
Balance May 31, 1996        116,625      (1,375,684)           -     (248,997)
  Sale of Stock                   -               -            -      216,050
  Stock issued for services       -               -            -      105,463
  Conversions of warrants         -               -            -            -
  Stock issued in payment
  of liabilities                  -               -            -       43,928
  Net (loss) for the year         -               -            -     (301,344)
                           --------      ----------    ---------     ---------

Balance forward
May 31, 1997                116,625      (1,375,684)           -     (184,900)



See notes to financial statements




Haber, Inc.                                      A Development Stage Enterprise
87

Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
88


                                     Common Stock             Special Voting
                                   Shares    Amount            Common Stock
                                                           Shares       Amount

Balance Forward May 31, 1997    46,480,800   464,808           _           -
Sale of Stock                    6,275,000    27,250           -           -
Stock Issued for Services        3,998,573    39,986           -           -
Conversion of warrants                   -         -           -           -
Stock Issued in Payment
 of Liabilities                          -         -           -           -
Net (Loss) for the year                  -         -           -           -
                                ----------   -------   ---------      -------
Balance - May 31, 1998          56,754,373   532,044           -           -



See Notes to Financial Statements









Haber, Inc.                                      A Development Stage Enterprise
87

Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998
88

                                     Convertible              Special Voting
                                    Preferred Stock           Preferred Stock
                                  Shares       Amount       Shares       Amount

Balance Forward May 31, 1997     146,308     1,463,080     --------    ---------
Sale of Stock                          -             -            -            -
Stock Issued for Services              -             -            -            -
Conversion of warrants                 -             -            -            -
Stock Issued in Payment
of Liabilities                         -             -            -            -
Net (Loss)for the year                 -             -            -            -
                                --------     ---------     --------   ----------
Balance - May 31, 1998           146,308     1,463,080            -            -







See notes to financial statements






Haber, Inc.                                       A Development Stage Enterprise
89

Statements of Changes in Stockholders' Equity

                                                  Inception Through May, 31 1998


                                     Capital in       Warrants     Subscription
                                     Excess of         Amount       Receivable
                                     Par Value

Balance Foward May 31, 1997         $19,681,662              -       (104,700)
Sale of Stock                           141,750              -         (3,033)
Stock Issued for Services                55,076              -              -
Conversion of warrants                        -              -              -
Stock Issued in Payment
 of Liabilities                               -              -              -
Net (Loss)for the year                        -              -              -
                                   ------------      ----------     -----------
Balance - May 31, 1998              $19,878,488              -       (107,733)
                                   ------------      ----------     -----------




See notes to financial statements

Haber, Inc.                                       A Developemtn Stage Enterprise
Statements of Changes in Stockholder's Equity
                                                  Inception Through May, 31 1998


                                     Retained             Treasury Stock
                                     Earnings          Shares       Amount
                                     (Deficit)

Balance Forward May 31, 1997        (20,314,066)       116,625    (1,375,684)
Sale of Stock                                 -              -             -
Stock Issued for Services                     -              -             -
Conversion of warrants                        -              -             -
Stock Issued in Payment
of Liabilities                                -              -             -
Net (loss) for the year                (337,220)             -             -
                                    ------------     ---------    -----------
Balance May 31, 1998                (20,651,286)       116,625    (1,375,684)
                                    ------------     ---------    -----------


See notes to financial statements




Haber, Inc.                                       A Development Stage Enterprise
Statements of Changes in Stockholder's Equity

                                                  Inception Through May, 31 1998


                                           Deferred Earned              Total
                                            Compensation            Stockholders
                                            Stock Option                Equity
                                              (Deficit)

Balance Forward May 31, 1997                          -               (184,900)
Sale of Stock                                         -                165,967
Stock Issued for Services                             -                 95,062
Conversion of warrants                                -                      -
Stock issued in payment
of Liabilities                                        -                      -
Net (loss) for the year                               -               (337,220)
                                            -------------           -----------
                                                      -               (261,091)
                                            -------------           -----------





See notes to financial statements


Haber, Inc.                                       A Development Stage Enterprise
87

Statements of Cash Flows                                           Page 1 of 2

                                  Cumulative              For the Years Ended
                                from Inception                   May 31
                                                  1998      1997         1996

Cash Flows from Financing
Activities
- Net (loss)                    (20,651,286)   (337,220)  (301,344)   (359,728)
- Adjustments to reconcile net
    (loss) to net cash used
    for operating activities:
-   Depreciation                  1,650,151       1,230      5,572       8,898
    Amortization                  1,116,210           -        908       1,021
    (Gain) on disposal of
    fixed assets                    (42,881)          -          -           -
    Stock issued for services     1,826,703     196,826    390,423      28,961
    Compensation recognized
    under employees' stock
    opinion plans                   808,458           -          -           -
    Loss on investments in
    affiliates                    5,142,591           -          -      73,000
    Provision for uncollectible
    advances to affiliates        1,004,881           -          -           -
    (Increase) decrease
    in current assets               (11,750)        250       (274)       (922)
    Increase (decrease)
    in current liabilities          104,298      44,069    (51,966)    (15,992)
                                 ------------   -------    --------    --------

                                 (9,052,625)    (94,845)    43,319    (264,762)



Cash Flows from Investing
Activities


-Patent costs and licenses          (30,659)         -          -
-Purchase of fixed assets        (2,396,335)    (3,632)                 (1,119)
-Proceeds from sale of fixed
 assets                           1,086,007          -          -            -
-Investments and advances to
 affiliates                      (3,912,626)         -          -            -
-Goodwill acquired               (1,085,551)         -          -            -
-(Increase) decrease in other
 assets                             (37,003)      (747)     (9109)         611
                                  -----------   --------    --------     -------
                                 (6,376,167)    (4,379)     (9109)        (508)
                                 ------------   --------    --------     -------





See notes to financial statements


Haber, Inc.                                       A Development Stage Enterprise
87

Statements of Cash Flows                                           Page 2 of 2

                                  Cumulative            For the Years Ended
                                from Inception                 May 31
                                                   1998       1997       1996



Cash Flows from Financing
Activities
- Proceeds from issuance of
  stock                           16,650,633      67,236      37,968   218,540
- Cash dividends                    (505,976)          -           -         -
- Purchase of treasury stock      (1,375,684)          -           -         -
- Recovery of insider's selling
   profit                             17,198           -           -         -
- Payment of capital
   lease obligation                 (303,652)          -           -      (576)
- Advances from related parties    1,117,938      53,500           -    69,668
- Repayments to related
   parties                           (99,574)    (18,651)    (15,808)        -
- Increase in long-term debt       1,138,477           -           -         -
- Payment against long-term debt  (1,138,477)          -           -         -
- Proceeds of notes payable           25,976           -           -         -
- Repayment of notes payable         (25,976)          -           -         -
- Increase (decrease) in cash
   overdraft                               -           -           -    (4,502)
- Recision obligation                      -           -           -    (5,000)
- Stock subscription receivable      (65,983)     (3,033)    (62,950)        -
                                  -----------    --------    -------   --------
                                  15,434,900      99,052     (40,790)  (278,130)
                                  -----------    --------    -------   --------
Net increase (Decrease) in Cash        6,108        (172)     (6,580)    12,860
Cash-beginning                             -       6,250      12,860         -
                                  -----------    --------    -------   --------
Cash-End                         $     6,108     $ 6,108    $  6,280   $ 12,860
                                  -----------    --------    -------   --------

Supplemental Disclosures                   -           -           -          -
Cash Paid                                  -           -           -          -
Interest                         $         -    $  2,637    $      -   $  2,100
                                 -----------    --------    --------   --------
                                 -----------    --------    --------   --------


Non-Cash Investing and Financing
  Activities
   Stock issued in payment
   of debt and interest                                -    390,423      28,961
                                                --------    -------      ------
                                                --------    -------      ------
   Common stock returned
     by directors                                      -          -           -
                                                --------    -------     -------
                                                --------    -------     -------
  Fixed assets purchased with
    common stock                                       -          -           -
                                                --------    -------     -------
                                                --------    -------     -------
  Preferred stock converted
    into common                                        -          -           -
                                               --------    -------     --------
                                               --------    -------     --------
 Stock issued for acquisition
    of equity interest in
    Medco Health Corporation                           -          -      73,000
                                               ---------    -------    --------
                                               ---------    -------    --------




See notes to financial statements





Haber, Inc.                                  A Development Stage Enterprise
88


1) The Company

The Company was founded in 1967 as Haber instruments, Inc., a New York corporation. On April 1, 1980, Haber Instruments, Inc. was acquired through a migratory merger by Haber, Inc. (the"Company"), which had been incorporated in Delaware in October, 1979. The only effect of the merger was a change in the state of incorporation and a change in name. The Company relocated its corporate office to Towaco, New Jersey and has been there since 1982.

From its formation in 1967, and with the grant of its patents in 1976 and 1979, the Company has operated as a development stage enterprise, directing its efforts towards understanding its technology and establishing patents in the fields of chemical and electrochemical process technologies, primarily as the basis for cardiovascular diagnostic instrumentation and for the extraction and purification of high-value metals. The Company owns the fundamental patent to a process called ElectroMolecular Propulsion

2) Summary of Significant Accounting Policies


a. Patents and Licenses: Represents accumulated legalese costs capitalized and amortized over their estimated useful lives of 17 years, commencing with the date of issuance of the related patents. As of May 31, 1998 patents and license costs have been completely amortized.

b. Inventory: Inventory consists of supplies of parts and are valued at the lower of cost (specifically identified) or market.

c. Furniture and Depreciation: Furniture and equipment are carried at cost. Depreciation is computed on the straight-line or accelerated methods over periods of three to seven years, which corresponds to the useful lives of the assets.

d. Earnings Par Share: Computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock equivalents have been included in the earnings-per-share computation because of their anti-dilutive effect.

e. Research and Development Costs: The Company charges research and development costs, which are not incurred in conjunction with contractual obligations to expense as incurred.

f. Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

g. Unconsolidated Subsidiaries: The Company accounts for its investments in unconsolidated subsidiaries on the equity method. All inter-company transactions are eliminated. Losses beyond the initial investment are not recognized if its not the Company's obligation to fund such losses.

h. Reclassifications: Certain items have been reclassified to conform with the current years presentation.

i. Insurance The company does not maintain any business insurance coverage including workmens compensation and product liability.

3) Status of the Company

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company makes use of equity financing to provide funds for operations. Its ability to operate is dependent upon its ability to obtain working capital until regular positive cash flow is attained. It is management's intention to minimize operating costs until such time as sales can be increased enough to fund its operations.

The Main on-going activity of the Company's business through 1998 was the furthering of its technology, EMP. This comprised the completion and introductory sales of its EMP 15K-1 instrument and selected reagents for its use. Also, provision for preparation of pertinent new patent applications have been completed, with appropriate notification of the U.S. Patent Office to prioritize the same.

4) Due to Related Parties

Payables have been generated by transactions with related parties which are detailed as follows:


                                                        May 31
                                                  1998            1997
Shareholders                                 $   176,141       $  148,961
Corporate officers and directors                  32,659           34,815
Joint Venture                                        271              271
                                             -----------       ----------
                                             $   209,071       $  184,047
                                             -----------       ----------


The amounts due to shareholder, corporate officers and directors and the joint venture have no fixed terms of repayment and bear interest at rates ranging from 0 to 15%.





5) Income Taxes

 As of May 31, 1998, the Company has a net operating loss and investment tax credit carry forward for federal income tax purposes of 12,441,289 and 33,120, respectively. If not offset against taxable income, the operating loss carry forward will expire as follows:



                                      Net Operating           Investment Tax
                                       Loss Carry                 Credit
                                         forward              Carry forward
Year End May 31,      1998         $     252,700               $      2,600
                      1999             1,341,400                      4,500
                      2000               322,178                     14,067
                      2001             2,177,631                     11,953
                      2002             1,268,752                          -
                      2003             2,414,382                          -
                      2004             2,267,089                          -
                      2005               982,263                          -
                      2006               776,330                          -
                      2012               301,344                          -
                      2013               337,220                          -
                                      ----------              -------------
                                   $  12,441,289               $     33,120
                                      ----------              -------------


 Had the Company filed its federal tax returns for the years ended May 31, 1992 through May 31, 1996 it would have had an additional net operating loss carry forward 1,940,929 of expiring as follows:



                                    Net Operating
                                  Loss Carry forward

Year End May 31,     2007            $     530,966
                     2008                  348,661
                     2009                  300,091
                     2010                  401,483
                     2011                  359,728
                                     -------------
                                     $   1,940,929


			 These carry forwards are not expected to be utilized.  Based on a 35%
 federal tax rate, the Company has deferred tax assets of approximately
 $4,950,000 and $5,066,000 at May 31, 1997 and 1998 respectively, which were totally offset by valuation allowances.



6) Capital Stock

On November 15, 1984, the Board of Directors adopted a resolution reserving the following shares of .01 par value common stock of the Company:

              Shares
             Reserved                               Reason


              244,568               Conversion of convertible preferred stock
              245,000               Exercise of: Class A Warrants
              245,000                            Class B Warrants
               62,385               Under-writers' Warrants

In June, 1993, the board of directors established an anti-dilution provision such that their percentage of ownership is maintained until December 31, 1994. Such ownership adjustments will be made semi-annually in the form of warrants at .25 per share exercisable for a period of seven years.

In 1994 and 1995, the board members returned a total 1,919,915 shares which were canceled and new shares reissued to outside investors.

7) Redeemable Preferred Stock

		As a result of the public offering of its securities in November, 1984:

	a. Shares of convertible preferred stock are redeemable in whole or in part at the option of the Company at a price of $20 par share plus any accrued, unpaid cumulative dividends, at any time after November 25, 1988.
In addition, the shares may be redeemed at the same price if at any time prior to November 26, 1988 the closing price of the common stock on the National Market System of the National Association of Securities Dealers Automated Quotations System (or, if the common stock is not reported on closing prices of the common stock on any stock exchange in which the common stock is traded on the daily high bid price for the common stock in the over-the-counter market, as the case may be shall have equaled or exceeded 26.80 par share for any 20 consecutive trading days.

			b. Shares of convertible preferred stock are convertible at the option of the registered holder thereof, into shares of common stock, par value
 .01 par share, of the Company (common stock) at the rate of 1.6716 shares of common stock for each share of convertible preferred stock.

8) Options and Warrants

		 The Company maintains an Employees' Incentive Stock Option Plan and a 1985
 Officers' Stock Option Plan and issues unregistered warrants.

  All options have expired as of May 31, 1993.


 Warrant activity for the period was as follows:


                                           Shares         Price         Total
                                                        Par  Share



Balance at May 31, 1995                  5,720,909     .01    .30     478,968
Issued for Services                         40,200            .25      10,050
Reissued                                     5,125     .50              2,563
Exercised                                   (9,200)    .25             (2,300)
Expired                                   (834,009)    .01    .05     (25,243)
                                         ----------                  ---------



Balance at May 31, 1996                  4,923,025     .01    .05     464,038
                                         ---------                   ---------
                                         ---------                   ---------
Issued for service                             -0-

Issued in Lieu of Interest                  50,000     .25    .25     125,000
Expired                                 (3,292,025)    .01    .50     (56,288)
Balance as of May 31, 1997               1,681,000     .25    .25     420,250
Issued for Service                          33,000     .01    .30       9,900
Issued for Service                          50,000     .01    .25      12,500
Issued in Lieu of Interest                 160,000     .01    .25      40,000
Expired                                 (1,531,000)    .01    .25    (382,750)
                                        -----------                  ---------
Balance as of May 31, 1998                 393,000                     99,900
                                        -----------                  ---------
                                        -----------                  ---------




9) Leases

		The Company is obligated under a lease for office space.  As of June 1,
 1990, the Company entered into a verbal "month-to-month" lease agreement on its primary office space.  The rent is 3,000 per month.  For the years ended May 31, 1998 and 1998 rental expense was $36,000 and, $36,000 respectively.



10) Recision Obligation

				During fiscal year May 31, 1995, the Company attempted to make a private placement of its securities and issue unrestricted stock in reliance upon the exemption from the registration requirements of Section 5 of the
Securities Act of 1933 ("the Act") provide by Rule 504 of Regulation D.
Subsequent to the receipt of approximately 300,000 in funds, legal counsel advised the Company it was not eligible to use the Rule 504 exemption.
   On October 11, 1995, the Company received an opinion fro legal counsel advised de Company it was not eligible to use the Rule 504 exemption.
On October 11, 1995, the Company received an opinion from legal counsel that the, issuance and sale of the stock constituted an exempt transaction under
Section 4(2) of the Act.   Therefore, these funds were converted into common
stock and are shown in equity at May 31, 1996.

11) Commitments and Contingencies

   	The Company is in contention with the Department of Environmental Protection
("DEP") in New Jersey and currently has appeared before the court with a legal representative of the DEP to try to determine a settlement penalty for neglecting to report timely two filings of septic sampling and analysis in 1990.

   	In September, 1993, the Company settled this penalty for $21,927 to be paid in four semi-annual installments of  5,000 and one final semi-annual installment of 2,500 plus interest at 5.5% beginning October, 1993.  Since only one payment has been made on this settlement to date, the entire amount, which totals $20,784 including interest, is currently due and is included in accounts payable.

12) Acquisition

   	During the fiscal year ended May 31, 1996, the Company issued 7,300,000 shares of its stock for 1,500,000 shares of Medco Health Corporation.
The Company valued this investment at the par value of its stock, $73,000.
Due to the fact that there is no market for Medco Health Corporation stock, the Company has established a valuation allowance of $73,000 for this investment.

OTHER MATTER

Management has informed us that they anticipate no problems with their computer system and the year 2000. They informed us that their current computer software will recognize a date using (00) as the year 2000 and not 1900. Therefore, Management does not anticipate any expenditure related to this situation.


SUBSEQUENT EVENTS

During the next fiscal year ending May 31, 1999, the Company issued an additional 21,044,724 shares, for a combination of investments and services rendered.

13) Selected Quarterly Financial Information (Unaudited)


                                 First       Second        Third        Fourth
                                 Quarter     Quarter       Quarter      Quarter
1997


Net sales                              -           -            -       11,748
Gross (loss)                           -           -            -      (31,976)
Operating Income                       -           -            -            -
Net (loss)                       (73,221)   (103,453)     (58,681)     (65,989)
Net (loss) per common share       (.002)      (.002)       (.001)       (.001)



1998


Net sales                              -           -      14,894             -
Gross profit                           -           -      14,894             -
Operating income                       -           -           -             -
Net (loss)                       (60,146)    (71,585)    (43,172)     (162,317)
Net (loss) per common share       (.001)      (.001)       (.001)        (.003)







Haber, Inc.                                       A Development Stage Enterprise
89

Valuation and Qualifying Amounts                                     Schedule II
90




Year Ended        Name of      Balance at  Additions   Amounts      Balance at
May 31,           Debtor       Beginning               Written    End of Period
                               of Period               off

1994         Amerigold, Inc.    3,750        15,700           -        19,450
             Life Signs, Inc.       -         5,960           -         5,960

                                3,750        21,660           -        25,410


1995         Amerigold, Inc.   19,450            60           -        19,510

             Life Signs, Inc.   5,960             -       5,960             -
                               25,410            60       5,960        19,510




1996
            Amerigold, Inc.    19,510        32,254      51,764             -

            Medco Health Corp.      -        73,000      73,000             -
                                ------       -------    -------       --------

                               19,510       105,254     124,764             -
                                ------       -------    -------       --------
                                ------       -------    -------       --------




Haber, Inc.                                       A Development Stage Enterprise
91

Computation of Fully Diluted Earnings Par Common Share              - Exhibit 11
92





                                                        May 31,
                                                1998        1997         1996

Earnings                                     (337,220)    (301,344)    (359,728)


Shares
Weighted average number of common
  shares outstanding                       49,799,193   45,528,941   35,852,411
Additional shares assuming conversion
  of Convertible preferred stock              297,913      244,153      244,568
Warrants reduced by the number of shares
  which could have been purchased with
  proceeds from the exercise of such
  warrants                                          -            -   3,991,475



Weighted Average Number of Common Shares
Outstanding as Adjusted                    50,097,106   45,773,094  40,088,454



(Loss) Par Common Share Assuming Full
 Dilution                                       (.001)       (.001)      (.001)






This calculation is submitted in accordance with Regulation S-K,Item 601
(b)(11) although it is contrary to paragraph 40 of ABP Opinion No. 15 because it produces an anti-dilutive result.












Page 48





Page 58