Form 10-Q
period 1998-08-31
HABER INC
filed 1999-11-18
CIK 355699

SECURITIES & EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended August 31, 1998 Commission File Number 0-9966
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


                       ______  Yes                ___X___  No













     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
60,554,223 shares of Common Stock, $.01 par value.




                        [S]
                        PART I - FINANCIAL INFORMATION
                                  HABER, INC.
                        A DEVELOPMENT STAGE ENTERPRISE
                                 BALANCE SHEET.
                                  (UNAUDITED)



                                   ASSETS


                                           August 31,           May 31,
                                            1998                 1998
                                          -----------           --------


CURRENT ASSETS
    Cash in banks and on hand(overdraft)    $  (374)               $6,108
Inventory EMP parts                          11,750                11,750
                                             -------              --------
                                             11,376                17,858
                                             -------              --------

PROPERTY AND EQUIPMENT
    Equipment                               335,181               332,958
    Furniture and fixtures                   99,514                99,514
                                            -------               -------
                                            434,695               432,472

    Less:  Accumulated depreciation
           amortization                     426,070               425,763
                                            -------               -------
                                              8,625                 6,709
                                            -------               -------


OTHER ASSETS
    Security deposit                         37,213                37,003
                                             ------                ------


TOTAL ASSETS                              $  57,214            $   61,570
                                          ---------             ----------
                                          ---------             ----------






                         See Notes to Financial Statements




                                 [S]  [C]
                                 HABER, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                                BALANCE SHEET
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                  August 31,        May 31,
                                                       1998           1998
                                                -----------         -------

CURRENT LIABILITIES
    Accounts payable                           $     72,545      $   51,682
    Accrued expenses                                    -0-          19,383
    Due to related parties                          190,801         218,895
    Taxes payable                                     8,202          15,201
    Deposits Payable                                 27,500          17,500
                                               ------------    ------------
Total Liabilities                                   299,048         322,661
                                               ------------    ------------


STOCKHOLDERS= (DEFICIT)
-   Common Stock $.01 par value-75,000,000
    shares authorized 60,554,223 and
    56,754,373 shares issued, respectively          605,542         532,044

-   Preferred Stock -$10 par value-600,000
    shares authorized; 146,308 & 146,308
    shares issued, respectively                   1,463,080       1,463,080

-   Capital in excess of par value               20,146,314      19,878,488

-   Stock subscription receivables                  (60,933)       (107,733)

-   (Deficit) - accumulated during
    development stage                           (21,020,153)    (20,651,286)
                                                ------------    ------------
                                                  1,133,850       1,114,593



    Less: Treasury stock-116,625 shares at
          cost                                    1,375,684      1,375,684
                                                  ---------       ----------

    Accumulated (Deficit)                          (241,834)      (261,091)
                                                 -----------      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $   57,214         61,570
                                                 -----------      ---------


                         See Notes to Financial Statements



                                  [S]  [C]
                                  HABER, INC.
                        A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                             Cumulative          Three months
                                                from                ended
                                             Inception         August 31, 1998
                                             ---------         -----------------

REVENUES                                   $  1,960,068          $       -0-

DIRECT EXPENSES                               1,519,485                  -0-
                                           ------------          -----------
GROSS PROFIT                                    440,583                  -0-
                                           ------------          -----------
GENERAL & ADMINISTRATIVE EXPS.               11,588,766              367,601

RESEARCH & DEVELOPMENT EXPS.                  5,028,995                1,475

PROVISION FOR UNCOLLECTIBLE                         -0-                  -0-

ADVANCES TO AFFILIATES                        1,004,881                  -0-
                                           ------------         ------------
                                             17,622,642             (369,076)
                                           ------------         ------------

OPERATING (LOSS)                            (17,182,059)            ( 369,076)


OTHER INCOME  (EXPENSE):
Interest income                               1,025,835                  209
Other income                                    332,110                  -0-
Interest (expense)                              (96,329)                 -0-
(Loss) on investment in Affiliates           (5,142,591)                 -0-
Gain(Loss) on disposition of fixed
assets                                           42,881                  -0-
                                           ------------        -------------
                                             (3,838,094)                 209



NET (LOSS)                                  (21,020,153)            (368,867)
                                            ------------        -------------
LOSS PER SHARE                                    (.347)               (.006)
                                            ------------        -------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                60,542,223           60,542,223
                                           ------------        -------------
                                           ------------        -------------


                         See Notes to Financial Statements




                                    [S]  [C]
                                    HABER, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                              Cumulative         Three Months
                                                 from                Ended
                                              Inception        August 31, 1998
                                             -----------     -----------------


CASH FLOW FROM OPERATING ACTIVITIES:

-   Net (loss)                              $(21,020,153)       $  ( 368,867)
-   Adjustment to reconcile net (loss)
    to net cash flow from operating
    activities:
-   Depreciation                               1,650,458                307
-   Amortization                               1,116,210                -0-
-   (Gain) loss on disposal of fixed assets      (42,881)               -0-
-   Stock issued for services                  1,826,703                -0-
-   Compensation recognition under employee
    stock option plans                           808,458                -0-
-   Loss of investment in affiliates           5,142,591                -0-
-   Provision for uncollectible advances to
    affiliates                                 1,004,881                -0-
-   (Increase) decrease in current assets        (11,750)               -0-
-   Increase (decrease) in current
    liabilities                                  108,779               4,481
                                              -----------           --------
                                              (9,416,704)           (364,079)
                                              -----------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:

-   Patent costs and licenses                   (30,659)                -0-
-   Purchase of fixed assets                 (2,398,558)             (2,223)
-   Investments in and advances to
    Affiliates                               (3,912,626)                -0-
-   Proceeds from sale of fixed assets        1,086,007                 -0-
-   Goodwill acquired                        (1,085,551)                -0-
-   (Increase) decrease in other assets         (37,213)               (210)
                                            ------------           ---------

                                           $ (6,378,600)           $ (2,433)
                                           -------------           ---------


                        See Notes to Financial Statements



                                  [S]  [C]
                                  HABER, INC.
                       A DEVELOPMENT STAGE ENTERPRISE
                          STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Cumulative       Three Months
                                                 from              Ended
                                              Inception      August 31, 1998
                                              ---------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

-   Proceeds from issuance of stock       $   16,991,957         $   341,324
-   Cash dividends                              (505,976)                -0-
-   Purchase of treasury stock                (1,375,684)                -0-
-   Recovery of insider's selling profit          17,198                 -0-
-   Payment of cap. Lease obligations           (303,652)                -0-
-   Advances from related parties              1,117,938                 -0-
-   Repayments to related parties               (127,668)            (28,094)
-   Increases in long-term debt                1,138,477                 -0-
-   Payment against long-term debt            (1,138,477)                -0-
-   Proceeds of notes payable                     25,976                 -0-
-   Repayment of notes payable                   (25,976)                -0-
-   Stock subscription receivable                (19,183)             46,800
                                           --------------         ----------
                                              15,794,930             360,030
                                           --------------         ----------
NET INCREASE (DECREASE) IN CASH                     (374)             (6,482)
-   CASH-beginning                                   -0-               6,108
-   CASH-end                               $        (374)        $      (374)
                                           -------------         -----------
                                           -------------         -----------

SUPPLEMENTAL DISCLOSURES
-   Interest                                                             209
                                                                 -----------


NON-CASH INVESTING & FINANCING ACTIVITIES
-   Stock issued in payment of debt and
    interest                                        -0-                  -0-



                      See Notes to Financial Statements





                                  [S]  [C]
                                  HABER, INC.
                       A DEVELOPMENT STAGE ENTERPRISE
                       NOTES TO FINANCIAL  STATEMENTS
                               AUGUST 31, 1998
                                 (UNAUDITED)

NOTE 1 - REGARDING FINANCIAL STATEMENTS:
         ------------------------------
The financial information herein submitted is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal occurring accruals) necessary for a fair statement of the results of operations for the periods being presented. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's financial statements for the fiscal year ended May 31, 1998 and the Form 10-K dated November 8, 1998.

NOTE 2 - DUE FROM/TO RELATED PARTIES:
         ---------------------------
Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

                                                          AUGUST 31, 1998
                                                          ---------------
Due to (from) Related Parties:
Corporate Officers and Directors                              $    24,826
Shareholders                                                      165,704
Joint Venture                                                         271
                                                          -----------------
                                                              $   190,801
                                                          -----------------


NOTE 3 - CAPITAL STOCK:
         -------------
During the three months ended August 31, 1998 the Company issued 3,799,850 shares of common stock, par value $.01 per share, for aggregate consideration of $341,324, represented by 8,000 of investors cash plus $ 333,324 of stock issued for services rendered.

NOTE 4 - OTHER MATTER:
         ------------
     The financial statements show a loss of (368,867) for the three months ended August 31, 1998 with accumulated (deficits) $(21,020,153) as of the date.
     It is highly likely that the Company will continue to sustain losses for the foreseeable future. Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.


[S]
                                    PART I

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations:

Three Months ended August 31, 1998, the Registrant's revenues were $ -0-


Liquidity and Capital Resources:

	The Registrant's liquidity and working capital, summarized in the following table, increased during the quarter ended August 31, 1998.


                                       August 31, 1998         May 31, 1998

Cash and Temporary Investments         $            -0-          $     6,108
Working Capital                                (299,422)            (304,803)
Working Capital Ratio                           (.04).1              (.03).1

     The Registrant's negative working capital and liquidity position at August 31, 1998 must be supplemented in order to meet the demands upon its working capital, and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.
 The Registrant will continue to seek additional funds and there is no assurance that the Company will be able to sustain its financial needs. The Registrant is endeavoring to reorganize its technological position in order to attract dealers for its instruments both abroad and in the U.S. In addition, it is continuing in search of alternative financing directions, but continues to rely heavily upon its Directors and existing shareholders for financial support.


                     PART II - OTHER INFORMATION

Item 5.  Other information

         None.






SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                          Corporation

                                          (Registrant)







                                                  Norman Haber
Date: November 16, 1999   By:             ________________________________
                                                    Norman Haber
                                               Chairman of the Board







                                                 Warren Donohue
Date: November 16, 1999   By:             ________________________________
                                                  Warren Donohue
                                                     Secretary