Form 10-Q
period 1998-11-30
HABER INC
filed 1999-12-06
CIK 355699

SECURITIES & EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended November 30, 1998 Commission File Number 0-9966
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


                       ______  Yes                ___X___  No













     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
70,235,122 shares of Common Stock, $.01 par value.


                        PART I - FINANCIAL INFORMATION
                                  HABER, INC.
                        A DEVELOPMENT STAGE ENTERPRISE
                                 BALANCE SHEET.
                                   (UNAUDITED)

                                   ASSETS

                                         November 30,           May 31,
                                            1998                 1998
                                          -----------           --------


CURRENT ASSETS
    Cash in banks and on hand(overdraft)    $ 1,483                $6,108
Inventory EMP parts                          11,750                11,750
                                             -------              --------
                                             13,233                17,858
                                             -------              --------

PROPERTY AND EQUIPMENT
    Equipment                               345,181               332,958
    Furniture and fixtures                   99,514                99,514
                                            -------               -------
                                            444,695               432,472

    Less:  Accumulated depreciation
           amortization                     426,377               425,763
                                            -------               -------
                                             18,318                 6,709
                                            -------               -------


OTHER ASSETS
    Security deposit                         37,422                37,003
    Prepaid Expenses                        281,294                     -
                                          ---------              --------
                                            318,716                37,003
                                          ---------              --------
TOTAL ASSETS                              $ 350,267             $  61,570
                                          ---------             ---------
                                          ---------             ---------






                         See Notes to Financial Statements




HABER, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                                BALANCE SHEET
                                 (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                November 30,        May 31,
                                                   1998              1998
                                                -----------         -------

CURRENT LIABILITIES
    Accounts payable                           $     76,529      $   51,682
    Accrued expenses                                    -0-          19,383
    Due to related parties                          197,341         218,895
    Taxes payable                                     8,653          15,201
    Deposits Payable                                 17,500          17,500
                                               ------------    ------------
Total Liabilities                                   300,023         322,661
                                               ------------    ------------


STOCKHOLDERS= (DEFICIT)
-   Common Stock $.01 par value-75,000,000
    shares authorized 60,554,223 and
    70,235,122 shares issued, respectively          702,351         532,044

-   Preferred Stock -$10 par value-600,000
    shares authorized; 146,308 & 146,308
    shares issued, respectively                   1,463,080       1,463,080

-   Capital in excess of par value               20,659,165      19,878,488

-   Stock subscription receivables                  (52,933)       (107,733)

-   (Deficit) - accumulated during
    development stage                           (21,345,735)    (20,651,286)
                                                ------------    ------------
                                                  1,425,928       1,114,593



    Less: Treasury stock-116,625 shares at
          cost                                    1,375,684       1,375,684
                                                  ---------       ----------

    Accumulated (Deficit)                            50,244       (261,091)
                                                 -----------      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $   350,267         61,570
                                                 -----------      ---------


                         See Notes to Financial Statements



                                  HABER, INC.
                        A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                             Cumulative          Three months
                                                from                ended
                                             Inception         November 30, 1998
                                             ---------         -----------------

REVENUES                                   $  1,960,068          $       -0-

DIRECT EXPENSES                               1,519,485                  -0-
                                           ------------          -----------
GROSS PROFIT                                    440,583                  -0-
                                           ------------          -----------
GENERAL & ADMINISTRATIVE EXPS.               11,914,373              325,607

RESEARCH & DEVELOPMENT EXPS.                  5,029,091                   96

PROVISION FOR UNCOLLECTIBLE                         -0-                  -0-

ADVANCES TO AFFILIATES                        1,004,881                  -0-
                                           ------------         ------------
                                             17,948,345             (325,703)
                                           ------------         ------------

OPERATING (LOSS)                            (17,507,762)            (325,703)


OTHER INCOME  (EXPENSE):
Interest income                               1,026,045                  210
Other income                                    332,110                  -0-
Interest (expense)                              (96,329)                 -0-
(Loss) on investment in Affiliates           (5,142,680)                 -0-
Gain(Loss) on disposition of fixed
assets                                           42,881                  -0-
                                           ------------        -------------
                                             (3,837,973)                 210



NET (LOSS)                                  (21,345,735)            (325,493)
                                            ------------        -------------
LOSS PER SHARE                                    (.304)               (.005)
                                            ------------        -------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                70,235,122           70,235,122
                                           ------------        -------------
                                           ------------        -------------


                         See Notes to Financial Statements


                                    HABER, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                              Cumulative         Three Months
                                                 from                Ended
                                              Inception        November 30, 1998
                                             -----------     -----------------


CASH FLOW FROM OPERATING ACTIVITIES:

-   Net (loss)                              $(21,345,646)       $  ( 325,493)
-   Adjustment to reconcile net (loss)
    to net cash flow from operating
    activities:
-   Depreciation                               1,650,765                 307
-   Amortization                               1,116,210                -0-
-   (Gain) loss on disposal of fixed assets      (42,881)               -0-
-   Stock issued for services                  1,826,703                -0-
-   Compensation recognition under employee
    stock option plans                           808,458                -0-
-   Loss of investment in affiliates           5,142,591                -0-
-   Provision for uncollectible advances to
    affiliates                                 1,004,881                -0-
-   (Increase) decrease in current assets        (11,750)               -0-
-   Increase (decrease) in current
    liabilities                                  103,214              (5,565)
                                              -----------           --------
                                              (9,747,455)           (330,751)
                                              -----------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:

-   Patent costs and licenses                   (30,659)                -0-
-   Purchase of fixed assets                 (2,408,558)             (10,000)
-   Investments in and advances to
    Affiliates                               (3,912,626)                -0-
-   Proceeds from sale of fixed assets        1,086,007                 -0-
-   Goodwill acquired                        (1,085,551)                -0-
-   (Increase) decrease in other assets        (318,805)            (281,592)
                                            ------------           ---------

                                           $ (6,670,197)           $(291,592)
                                           -------------           ---------
[/TABLE]


                        See Notes to Financial Statements



                                  [S]  [C]
                                  HABER, INC.
                       A DEVELOPMENT STAGE ENTERPRISE
                          STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Cumulative       Three Months
                                                 from              Ended
                                              Inception      November 30, 1998
                                              ---------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

-   Proceeds from issuance of stock       $   17,601,617         $   609,660
-   Cash dividends                              (505,976)                -0-
-   Purchase of treasury stock                (1,375,684)                -0-
-   Recovery of insider's selling profit          17,198                 -0-
-   Payment of cap. Lease obligations           (303,652)                -0-
-   Advances from related parties              1,247,478               6,540
-   Repayments to related parties               (127,668)                -0-
-   Increases in long-term debt                1,138,477                 -0-
-   Payment against long-term debt            (1,138,477)                -0-
-   Proceeds of notes payable                     25,976                 -0-
-   Repayment of notes payable                   (25,976)                -0-
-   Stock subscription receivable                (11,183)              8,000
                                           --------------         ----------
                                              16,419,130             624,200
                                           --------------         ----------
NET INCREASE (DECREASE) IN CASH                    1,483              (1,857)
-   CASH-beginning                                   -0-                (374)
-   CASH-end                               $       1,483        $      1,483
                                           -------------         -----------
                                           -------------         -----------

SUPPLEMENTAL DISCLOSURES
-   Interest                                                             -0-
                                                                 -----------


NON-CASH INVESTING & FINANCING ACTIVITIES
-   Stock issued in payment of debt and
    interest                                        -0-                  -0-




                      See Notes to Financial Statements






                                  HABER, INC.
                       A DEVELOPMENT STAGE ENTERPRISE
                       NOTES TO FINANCIAL  STATEMENTS
                               NOVEMBER 30, 1998
                                 (UNAUDITED)

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

NOTE 2 - DUE FROM/TO RELATED PARTIES:
         ---------------------------
Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:


                                                          NOVEMBER 30, 1998
                                                          ---------------
Due to (from) Related Parties:
Corporate Officers and Directors                              $    24,082
Shareholders                                                      172,990
Joint Venture                                                         271
                                                          -----------------
                                                              $   197,343
                                                          -----------------


NOTE 3 - CAPITAL STOCK:
         -------------
During the three months ended November 30, 1998 the Company issued 9,680,899 shares of common stock, par value $.01 per share, for aggregate consideration of
$609,660, represented by $29,000 of investors cash plus $580,660 of stock issued for services rendered.

NOTE 4 - OTHER MATTER:
         ------------
     The financial statements show a loss of ($335,493) for the three months ended November 30, 1998 with accumulated (deficits) $(21,345,735) as of the date.
     It is highly likely that the Company will continue to sustain losses for the foreseeable future.  Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.


                                    PART I

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations:

Three Months ended November 30, 1998, the Registrant's revenues were $ -0-


Liquidity and Capital Resources:

	The Registrant's liquidity and working capital, summarized in the following table, increased during the quarter ended November 30, 1998.


                                       November 30, 1998         May 31, 1998

Cash and Temporary Investments         $          1,483          $     6,108
Working Capital                                (286,790)            (304,803)
Working Capital Ratio                           (.04).1              (.03).1

     The Registrant's negative working capital and liquidity position at November 30, 1998 must be supplemented in order to meet the demands upon its working capital, and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.
 The Registrant will continue to seek additional funds and there is no assurance that the Company will be able to sustain its financial needs. The
Registrant is endeavoring to reorganize its technological position in order to attract dealers for its instruments both abroad and in the U.S. In addition, it is continuing in search of alternative financing directions, but continues to rely heavily upon its Directors and existing shareholders for financial support.


                     PART II - OTHER INFORMATION

Item 5.  Other information

         None.






SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                          Corporation

                                          (Registrant)







                                                  Norman Haber
Date: December 3, 1999   By:             ________________________________
                                                    Norman Haber
                                               Chairman of the Board







                                                 Warren Donohue
Date: December 3, 1999   By:             ________________________________
                                                  Warren Donohue
                                                     Secretary





