Form 10-K
period 1999-05-31
HABER INC
filed 1999-12-15
CIK 355699

SECURITIES AND EXCHANGE COMMISSION PRIVATE
                             Washington, D.C. 20549

                                   Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

         For the Fiscal Year May 31, 1999  Commission File No, 0-9966

                                  Haber, Inc.

            (Exact name of registrant as specified in its charter)

             Delaware                                  22-2305613

        State or other jurisdiction of                (I.R.S., Employer
       incorporation or organization                Identification No.)

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

                        Yes _____          No ___X___

As of May 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,460,983.

As of May 31, 1999, the number of shares outstanding of the Registrant's common stock was: 76,667,569 shares.

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

                                Employees

In 1999, the Company retained:  1 employee and 2 independent consultants.

                          Government Regulation

If Haber, Inc. markets its EMP instruments for use in clinical applications, blood analyzers and other medical devices, it will be subject to regulation by the Bureau of Medical Devices of the United States Food and Drug Administration.
A principal feature of such regulation is that, if the devices should be deemed not to be substantially equivalent to those already on the market, they could not be used until specifically approved by the Bureau of Medical Devices. The Registrant did not consider to seek approval or to seek a determination whether any such devices will require such approval or that seeking such approvals would not present a major obstacle. The process of obtaining approval, or a determination that approval is not required, could cause material delay in the introduction of any of these products. However, it is not anticipated, that this would necessarily occur.


ITEM 2
                                PROPERTIES

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

                                  ITEM 3
                            LEGAL PROCEEDINGS

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

There are no other pending legal proceedings to which the Registrant is a party or of which any of their property is subject.

                               ITEM 4
           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

NONE



















                                    PART II


                   MARKET FOR REGISTRANT'S COMMON EQUITY
                      & RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded "over the counter" and is listed in the National Market System. The table below sets forth the ranges of the last sales prices of the Common Stock during each quarter after June 1, 1997. The quotations reflect dealer prices without markup, markdown or commissions and do not necessarily represent actual transactions.

Quarter Ended:1998                               High                Low

                          08/31/98              .096                .075
                          11/30/98              .087                .061
                           2/28/99              .070                .040
                           5/31/99              .120                .061

                             1999                High                 Low

                           8/31/97               .25                 .08
                          11/30/97               .25                 .08
                           2/28/98               .06                 .04
                           5/31/98               .13                 .08

On May 31, 1999, the last sale price of the Registrant's common stock was $.12 and the number of holders of record of the Registrant's Common Stock was approximately 2,203.

No cash dividends have been paid on the Common Stock of the Registrant since its incorporation and the Registrant intends to retain its earnings, if any, for use in its business.





















HABER, INC.                                    A Development Stage Enterprise
 PRIVATE  Selected Financial Data
                                                                       ITEM 6



               Cumulative
             From Inception      1999       1998     1997       1996      1995

Statement of
Operations
Data
- Revenues      $ 1,960,068  $        -   $ 14,891  $ 11,748  $      -   $     -
- Directed
  Expenses        1,519,575           -    105,103    43,724         -         -
- General
  Administrative
  Expenses       12,483,158   1,264,882    245,208   278,477   252,374   360,524
- Research
  Development
  Expenses       (5,048,398)     20,878          -         -         -     3,455
- Operating
  (loss)        (18,095,854) (1,285,760)  (335,330) (310,453) (284,628)(363,979)
- Interest
  Income          1,025,917       3,135        747         -        -         -
- Net (loss)    (21,931,112) (1,282,625)  (337,220) (301,344) (359,728)(401,483)
- Net (loss)
  per  share                        (.02)     (.01)     (.01)     (.01)    (.02)

Balance Sheet Data


- Working Capital              (177,786) (304,803) (225,463) (286,932) (555,697)
- Total assets                   97,565    61,570    58,842    82,521    58,150
- Total Liabilities             260,335   322,661   243,744   311,518   566,601
- Stockholders' (deficit)      (162,770) (261,091) (184,900) (246,997) (508,351)


















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

1999 Compared with 1998

The net loss for 1999 increased by $920,008 due mainly to increases in shares of stock issued for services rendered.

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


1998 Compared with 1997

The net loss for 1998 increased by $35,876 to $337,220 due mainly to issuances of shares of common stock for services rendered.

Liquidity and Capital Resources

The Registrant's working capital deficiency, which fluctuates, must be supplemented in order to meet the demands upon working capital occasioned by the Registrant's continued operating losses. There continues to be an ongoing need for additional funds to finance development and commercialization of projects built around the Registrant's technologies. During the year ended May 31 1999, the Registrant issued 4,926,334 shares of common stock for $190,900 in cash.

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

ITEM 9
DISAGREEMENTS ON ACCOUNTING & FINANCIAL DISCLOSURE

   None


























                                   PART III

ITEM 10
               DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officer and Directors of the Registrant are as follows:


 PRIVATE
Director name          Age         Position with the Registrant         Since
                                                                        (date)
- Norman Haber         70       Chairman, President, CEO & Director      1967
- Warren Donohue*      59       Director                                 1989
- Paul Buiar           74       Acting Director                          1996

* Resigned June 10, 1999

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











Item 11
                            EXECUTIVE COMPENSATION
Cash Compensation

The following table sets forth the total cash compensation paid by the Registrant during the fiscal year May 31, 1999 and 1998 to the executive officers and to all executive officers as a group:

        Name                 Capacities in                  Cash
                              Which Served               Compensation

                                                        1999      1998
All executive officers as a group                        -0-       -0-
(two persons)

Under the terms of understanding as approved and as indicated in the May 31, 1985 notes to financial statement Mr. Haber was awarded compensation $86,000 per annum. Since 1989 Mr. Haber has received no cash compensation. It is anticipated the Mr. Haber will receive compensation in future years which will also include a portion of arrearages. If the accumulated arrearages was recorded in the financial statements for the year ended
May 31, 1999, there would be an additional loss of $1,376,000 and this would also, increase liabilities, reduce stockholders equity and increase loss per share, by similar amounts.

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


       Name of                No. of shares of Common               %
  Beneficial Owner        Stock and Nature of Beneficial         of class

    Norman Haber                   3,373,159 (1)                   4.4%
    Warren Donohue                   310,000                        *
    Paul Buiar                       171,308                        *
    All directors a group          3,854,467                       4.4%
* Less than 1%

Nature of Beneficial Ownership

(1) Mr. Haber has the sole voting and investment power with respect to all such shares except for 565,508 shares which are owned by his wife, individually or as custodian for their two children.


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

1.  Financial statements                                        Page

    Report of Independent Certified Public Accountants         F-1   F-2
    Balance Sheets as of May 31, 1999 and 1998                 F-3   F-4
    Statements of Income (Loss) and Retained Earnings
    (deficit) for the years ended May 31, 1999, 1998,
    1997 and from the inception to May 31, 1999                F-5


    Statements of Changes in Stockholder's Equity from
    Inception to May 31, 1999.                                 F-6   F-11


    Statements of Cash Flows for the years ended May 31,
    1999, 1998 and 1997 and from the inception to
    May 31, 1999.                                             F-12   F-13


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

Dated: December 13, 1999

             HABER, INC.
             (Registrant)



Norman Haber
______________________
Norman Haber, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 13, 1999


Norman Haber
_________________________
Norman Haber
Haber Inc., Chief Executive Officer and Director
               (Principal Executive Officer)






Dated: December 13, 1999

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


 Gerald Brignola                                              Michael Chase
Anthony Capricuso                                            Michael J. Nardino

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Haber, Inc.
470 Main Road
Towaco, New Jersey 07082

We have audited the accompanying balance sheets of Haber, Inc. as of May 31,1999 and May 31, 1998 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. We have been asked to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the conclusion stated herein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the Financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, as discussed in Note 11 B(2), our audit revealed a disclaimed legal opinion letter in connection with the issuance of common stock for Certain services.

Because of the significance of the uncertainty of the Company's ability to continue as a going concern, as discussed in paragraph 3, and the possible material effects that the matter described in paragraph 4 may have on the company's financial position, results of operations and cash flows, the outcome of which is uncertain, we do not express an opinion on the financial statements for the period ended May 31, 1999.

In our opinion the financial statements at May 31, 1999, present fairly, in all material respects, the financial position of Haber, Inc. The results of their cash flows from inception through May 31, 1999 and for each of the two years in the two-year period ended May 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made to form an opinion on the basis of the financial Statements taken as a whole. The supplemental schedules listed in the index to the financial statements and schedules are presented to comply with rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedules for the periods ended May 31, 1999 and May 31, 1998 have been subjected to the auditing procedures applied in the audits of the basis financial statements.

In our opinion, the supplemental schedules for the period ended May 31, 1999 fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole. However, because of the situations described in paragraphs 3 and 4, we do not express an opinion on the supplemental schedule for the period ended
May 31, 1999.






GERALD BRIGNOLA, CPA., PA
Hackensack, NJ
December 14, 1999



























Haber, Inc.                                  A Development Stage Enterprise

Balance Sheets


                                                          May 31 PRIVATE
                                                        1999          1998

Assets
- Currents Assets
   Cash                                                 $70,799   $   6,108
   Inventory                                             11,750      11,750
                                                        -------    --------
                                                         82,549      17,858
                                                        -------    --------

- Furniture and Equipment
   Equipment                                           339,167      332,958
   Furniture and Fixtures                               99,514       99,514
                                                       -------     --------
                                                       438,681      432,472
   Less:Accumulated depreciation and amortization      428,814      425,763
                                                       -------     --------
                                                         9,867        6,709
                                                       -------     --------
Other Assets
- Patent costs and licenses - net of accumulated
  amortization of $30,659 and $30,659, respectively.         0            0
- Security deposit                                       2,149       37,003
- Other assets                                           3,000            0
                                                       -------     --------
                                                         5,149       37,003
                                                        ------     --------
                                                     $  97,565    $  61,570
                                                        ------     --------
                                                        ------     --------

See notes to financial Statement











Haber, Inc.                                  A Development Stage Enterprise


Balance Sheets





                                                           May 31

                                                  1999               1998
Liabilities and Stockholders (Deficit)

- Currents Liabilities
   Accounts payable                           $   62,746      $    51,682
   Accrued expenses                                  -0-           19,383
   Due to related parties                        189,270          218,895
   Payroll other taxes payable                     1,860           15,201
   Deposit payable                                 3,570           17,500
                                               ---------       -----------

Total Liabilities                                257,446          322,661
                                              ----------       -----------


- Commitments and Contingencies

- Stockholder (Deficit)
   Common stock-$.01 par value-150,000,000
   shares authorized; 76,667,567 and
   56,754,373 shares issued, respectively.       766,676         532,044
- Preferred stock - $10 par value - 600,000
   shares authorized; 145,408 shares and
   146,108 shares issued respectively.         1,462,080       1,463,080
- Capital in excess of par value              20,953,192      19,878,488
- Stock subscription receivable                 (36,033)     (   107,733)
- (Deficit) accumulated during the
  development stage.                        (21,931,112)     (20,651,286)
                                              ---------     -------------
                                             (1,215,803)       1,114,593
Less: Treasury stock - 115,137 shares
      - at cost                               1,375,684        1,375,684
                                             -----------    -------------
                                               (159,881         (261,091)
                                             -----------     -------------
                                             $   97,565       $   61,570
                                             -----------     -------------
                                             -----------     -------------




See notes to financial statements



Haber, Inc.                                    A Development Stage Enterprise

Statements of Operations


                               Cumulative              For the Years Ended
                              from Inception                  May 31

                                                 1999         1998        1997
- Revenues                      1,960,068           -    $  14,891    $  11,748
- Direct Expenses               1,519,485           -      105,013       43,724
                                 ----------   ---------     -------
- Gross Profit (loss)             440,583           -      (90,122)     (31,976)
                                ----------   ---------     --------     -------
- General and Administrative
   Expenses                    12,483,158    1,261,993     245,208      278,477

- Research and Development
   Expenses                     5,048,398       20,878           -            -

- Provision for Uncollectible
   Advances to Affiliates       1,004,881            -           -            -
                              -----------    ----------    --------    --------
                               18,536,437    1,282,871     245,208      278,477
                              -----------    ----------    --------    --------
- (Loss) Before Other Income
 (Expenses)                   (18,095,854)  (1,282,871)   (335,330)    (310,453)
                              ------------   ---------    ---------    --------

- Other Income (Expenses)
   Interest Income              1,025,917          381         747        9,109
   Other Income                   334,864        2,754           -            -
   Interest (expense)             (96,329)           -      (2,637)           -
   (Loss) on investments in
   affiliates                  (5,142,591)           -           -            -

   Gain on disposition of
   fixed assets                    42,881            -           -            -
                              ------------   -----------   ---------     ------
                               (3,835,258)       3,135       (1,890)      9,109
                               -----------  -----------    ---------     -------
- Net (Loss)                  (21,931,112)  $(1,279,736)   $337,220   $(301,344)
                              ------------  ------------   --------- ---------

- (Loss) per Share                      -         (.018)   $   (.01)   $   (.01)
- Weighted Average Common Shares
Outstanding During the Period           -    69,955,962  49,799,193  45,773,094


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
























Haber, Inc.                                      A Development Stage Enterprise


Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998


                                         Convertible          Special Voting
                                       Preferred Stock        Preferred Stock

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


See notes to financial statements














Haber, Inc.                                  A Development Stage Enterprise

Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998



                                                     Deferred
                                                     Unearned           Total
                                Treasury Stock       Compensation    Shareholder
                                                     Stock Option      Equity
                             Shares      Amount        Plan         (Deficit)

Inception (1967) through
May 31, 1988                  223,038   (1,397,444)            -      (93,747)
Stock issued for services          -             -             -           64
Conversion of preferred stock      -             -             -            -
Stock issued as collateral         -             -             -            -
Cash in private offering           -             -             -      543,600
Correction of prior issuance  (6,413)       20,760             -          (93)
 Warrants expired                  -             -             -            -
 Stock issued in payment
  of interest                      -             -             -          300
 Equity resulting
  from outside                     -             -             -            -
 Investment in subsidiary          -             -             -    1,770,187
 Net (loss) for the year           -             -             -   (2,613,093)
                             -------    ----------      --------   ----------

Balance Forward-May 31,1989  216,625   (1,376,684)             -     (392,782)
                             -------    ----------      --------    ----------




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


See notes to financial statements







Haber, Inc.                                    A Development Stage Enterprise

Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998



                                                      Deferred         Total
                                Treasury Stock        Unearned     Stockholders
                                                    Compensation      Equity
                               Shares     Amount         Plan        (Deficit)

Balance Forward
-May 31, 1989                 216,625    (1,376,684)          -        (392,782)
  Treasury shares previously
 arising in consolidation    (100,000)        1,000           -           1,000
   Stock issued for services         -            -           -          59,400
   Conversion of preferred
   stock                             -            -           -               -
  Stock issued in payment
  of debit and interest              -            -           -         947,258
  Cash in private offering           -            -           -          10,000
  Correction of private
  issuance                           -            -           -             (20)
  Stock issued for
  compensation                       -            -           -         (68,864)
  Warrants issued for
  compensation                       -            -           -         107,520
  Net (loss) for the year            -            -           -        (982,263)
                               -------   ----------   ---------     ------------

Balance - May 31, 1990         116,625   (1,375,684)          -       (181,023)
  Stock issued for services          -            -           -        117,746
  Conversion of warrants             -            -           -         10,000
  Cash in private offering           -            -           -        226,826
  Correction of prior issuance       -            -           -            600
  Net (loss) for the year            -            -           -       (776,330)
                              --------   ----------  ----------     -----------

Balance - May 31, 1991         116,625   (1,375,684)          -       (602,181)
Stock issued for services            -            -           -         95,901
Stock issued in payment
of liabilities                       -            -           -        225,810
Cash in private offering             -            -           -        485,500
Correction of prior issuance         -            -           -           (908)
Conversion of preferred stock        -            -           -              -
Conversion of warrants               -            -           -         28,150
Net (loss) for the year              -            -           -       (530,965)
                             ---------   ----------   ---------     -----------
Balance forward-May 31, 1991   116,625   (1,375,684)          -       (298,693)

See notes to financial statements






Haber, Inc.                                    A Development Stage Enterprise


Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998




                                      Common Stock             Special Voting
                                                                Common Stock
                                    Shares      Amount      Shares      Amount


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

See notes to financial statements








Haber, Inc.                                   A Development Stage Enterprise


Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998


                                Capital in
                                Excess of   Warrants  Subscription    Retained
                                Par Value   Amount    Receivable      Earnings
                                                                     (Deficit)
Balance - May 31, 1992          17,954,382        -             -   (18,602,759)
  Stock issued for services         63,817        -             -             -
  Cash in private offering         362,102        -             -             -
   Net (loss) for the year               -        -             -      (348,661)
                                __________  _______    __________     __________
Balance - May 31, 1993          18,380,301        -             -   (18,951,420)
  Cash in private offering         107,703        -             -             -
  Shares issued for services             -        -             -             -
  Conversion of warrants             1,820        -             -             -
  Stock returned from directors     17,099        -             -      (300,091)
  Net (loss) for the year                -        -             -             -
  Stock issued by unconsolidated
  subsidiary                       149,720        -             -             -
Balance forward-May 31, 1993   $18,656,643   $    -       $     -  $(19,251,511)



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


See notes to financial statements






















Haber, Inc.                                    A Development Stage Enterprise


Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998



                                                                 Special Voting
                                       Common Stock               Common Stock
                                    Shares      Amount        Shares     Amount


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












Haber, Inc.                                      A Development Stage Enterprise
Statements of Changes in Stockholders Equity
                                                  Inception Through May 31, 1998
                           Capital in    Warrants     Subscription     Retained
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







See notes to financial statements














Haber, Inc.                                       A Development Stage Enterprise


Statements of Changes in Stockholders' Equity

                                                  Inception Through May, 31 1998


                                     Capital in       Warrants     Subscription
                                     Excess of         Amount       Receivable
                                     Par Value

Balance Forward May 31, 1997         $19,681,662             -       (104,700)
Sale of Stock                           141,750              -         (3,033)
Stock Issued for Services                55,076              -              -
Conversion of warrants                        -              -              -
Stock Issued in Payment
 of Liabilities                               -              -              -
Net (Loss)for the year                        -              -              -
                                   ------------      ----------     -----------
Balance - May 31, 1998              $19,878,488              -       (107,733)
                                   ------------      ----------     -----------




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





See notes to financial statements

































Haber, Inc.                             A Development Stage Enterprise


Statements of Changes in Stockholders' Equity

                                                  Inception Through May, 31 1998


                                                                 Special Voting
                                       Common Stock               Common Stock
                                    Shares      Amount        Shares     Amount

Balance Forward May 31, 1998     56,754,373    532,044
Sale of Stock                     4,926,334     49,264             -          -
Stock Issued for Services        13,320,195    168,701             -          -
Conversion of Warrants                    -          -             -          -
Stock Loaned in Payment
of Liabilities                    1,666,667     16,667             -          -
Net (loss) of the Year                    -          -             -          -
                                 ----------    --------      --------   -------

Balance May 31, 1999             76,667,569    766,676             -          -



































Haber, Inc.                             A Development Stage Enterprise


Statements of Changes in Stockholders' Equity

                                                  Inception Through May, 31 1998



                                       Convertible            Special Voting
                                      Preferred Stock         Preferred Stock
                                    Shares     Amount        Shares     Amount


Balance Forward May 31, 1998       146,308   1,463,080
Sale of Stock                            -           -            -          -
Stock Issued for Services                -           -            -          -
Conversion of Warrants                   -           -            -          -
Stock Loaned in Payment
of Liabilities                           -           -            -          -
Net (loss) of the Year                   -           -            -          -
                                   -------   ----------     --------   --------

Balance May 31, 1999               146,308   1,463,080            -          -



































Haber, Inc.                             A Development Stage Enterprise


Statements of Changes in Stockholders' Equity

                                                  Inception Through May, 31 1998



                                   Capital in
                                   Excess of         Warrants      Subscription
                                   Par Value          Amount       Receivable

Balance Forward May 31, 1998      19,878,488               -           (107,733)
Sale of Stock                        141,636               -             71,700
Stock Issued for Services            899,734               -                  -
Conversion of Warrants                     -               -                  -
Stock Loaned in Payment
of Liabilities                        33,333               -                  -
Net (loss) of the Year                     -               -                  -
                                    ---------         ---------         --------

Balance May 31, 1999              20,953,191)              -            (36,033)



































Haber, Inc.                             A Development Stage Enterprise


Statements of Changes in Stockholders' Equity

                                                  Inception Through May, 31 1998



                                   Retained
                                   Earnings            Treasury Stock
                                   (Deficit)         Shares        Amount

Balance Forward May 31, 1998     (20,651,286)       116,625    (1,375,684)
Sale of Stock                             -                -            -
Stock Issued for Services                 -                -            -
Conversion of Warrants                    -                -            -
Stock Loaned in Payment
of Liabilities                            -                -            -

Net (loss) of the Year           (1,279,736)               -            -
                                   ---------       ---------     ---------

Balance May 31, 1999            (21,931,022)         116,625   (1,375,684)

































Haber, Inc.                             A Development Stage Enterprise


Statements of Changes in Stockholders' Equity

                                                  Inception Through May, 31 1998



                                   Deferred
                             Unearned Compensation        Total Stockholders
                              Stock Options Plan            Equity (Deficit)

Balance Forward May 31, 1998              -                         (261,091)
Sale of Stock                             -                          262,600
Stock Issued for Services                 -                        1,068,435
Conversion of Warrants                    -                                -
Stock Loaned in Payment
of Liabilities                            -                           50,000

Net (loss) of the Year                    -                       (1,279,736)
                                  ---------                        ---------


 Balance May 31, 1999                      -                        (159,792)
















































































Haber, Inc.                                       A Development Stage Enterprise


Statements of Cash Flows                                           Page 1 of 2

                                  Cumulative              For the Years Ended
                                from Inception                   May 31
                                                  1999       1998      1997

Cash Flows from Financing
Activities
- Net (loss)                   (21,931,022)  (1,279,736)  (337,220)  (301,344)
- Adjustments to reconcile net
    (loss) to net cash used
    for operating activities:
-   Depreciation                 1,653,202        3,051      1,230      5,572
    Amortization                 1,116,210            -          -        908
    (Gain) on disposal of
    fixed assets                   (42,881)           -          -          -
    Stock issued for services    2,895,138      106,843    196,826    390,423
    Compensation recognized
    under employees' stock
    opinion plans                  808,458            -          -         -
    Loss on investments in
    affiliates                   5,142,591            -          -         -
    Provision for uncollectible
    advances to affiliates       1,004,881            -          -
    (Increase) decrease
    in current assets              (11,750)           -        250       (274)
    Increase (decrease)
    in current liabilities          68,708      (35,590)    44,069    (51,966)
                                 ----------  ------------   -------   --------

                                (9,296,465)    (243,840)   (94,845)    43,319

Cash Flows from Investing
Activities


-Patent costs and licenses         (30,659)          -          -          -
-Purchase of fixed assets       (2,402,544)     (6,209)    (3,632)         -
-Proceeds from sale of fixed
 assets                          1,086,007           -          -          -
-Investments and advances to
 affiliates                     (3,912,626)          -          -
-Goodwill acquired              (1,085,551)          -          -          -
-(Increase) decrease in other
 assets                             (5,239)     31,764       (747)     (9109)
                                -----------   -----------   --------    ------
                                (6,350,612)     25,555     (4,379)     (9109)
                                -----------   -----------   --------    -------



See notes to financial statements


Haber, Inc.                                       A Development Stage Enterprise
87

Statements of Cash Flows                                           Page 2 of 2

                                  Cumulative            For the Years Ended
                                from Inception                 May 31
                                                   1999       1998       1997



Cash Flows from Financing
Activities
- Proceeds from issuance of
  stock                           16,933,284     282,651    67,236     37,968
- Cash dividends                    (505,976)          -         -          -
- Purchase of treasury stock      (1,375,684)          -         -          -
- Recovery of insider's selling
   profit                             17,198           -         -          -
- Payment of capital
   lease obligation                 (303,652)          -         -          -
- Advances from related parties    1,117,938           -    53,500          -
- Repayments to related
   parties                          (129,199)    (29,625)  (18,651)   (15,808)
- Increase in long-term debt       1,138,477           -          -         -
- Payment against long-term debt  (1,138,477)          -          -         -
- Proceeds of notes payable           25,976           -          -         -
- Repayment of notes payable         (25,976)          -          -         -
- Stock subscription receivable      (36,033)     29,950     (3,033)   (62,950)
                                  -----------    --------    -------   --------
                                  15,717,876     282,976     99,052    (40,790)
                                  -----------    --------    -------   --------
Net increase (Decrease) in Cash       70,799      64,691      (172)     (6,580)
Cash-beginning                             -       6,108      6,280     12,860
                                  -----------    --------    -------   --------
Cash-End                         $    70,799      70,799    $ 6,108    $ 6,280
                                  -----------    --------    -------   --------

Supplemental Disclosures                   -           -           -
Cash Paid                                  -           -           -
Interest                         $         -                $  2,637   $      -
                                 -----------    --------    --------   --------
                                 -----------    --------    --------   --------














Haber, Inc.                                       A Development Stage Enterprise


                                    Cumulative          For the Years Ended
                                  from Inception               May 31
                                                   1999       1998       1997


Non-Cash Investing and Financing
  Activities
   Stock issued in payment
   of debt and interest                                -    390,423      28,961
                                                --------    -------      ------
                                                --------    -------      ------
   Common stock returned
     by directors                                      -          -           -
                                                --------    -------     -------
                                                --------    -------     -------
  Fixed assets purchased with
    common stock                                       -          -           -
                                                --------    -------     -------
                                                --------    -------     -------
  Preferred stock converted
    into common                                        -          -           -
                                                --------    -------     --------
                                                --------    -------     --------
 Stock issued for acquisition
    of equity interest in
    Medco Health Corporation                           -          -      73,000
                                               ---------    -------    --------
                                               ---------    -------    --------




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

a. Patents and Licenses: Represents accumulated legalese costs capitalized and amortized over their estimated useful lives of 17 years, commencing with the date of issuance of the related patents. As of May 31, 1999 patents and license costs have been completely amortized.

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

e. Research and Development Costs: The Company charges research and development costs, which are not incurred in conjunction with contractual obligations to expense as incurred. $20,878 has been charged to expense the year ended May 31, 1999.

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

4) Due to Related Parties

(a)Payables have been generated by transactions with related parties which are detailed as follows:


                                                        May 31
                                                  1999             1998
Shareholders                                   $ 172,427      $   176,141
Corporate officers and directors                  16,572           32,659
Joint Venture                                        271              271
                                              ------------    -----------
                                               $ 189,270      $   209,071
                                              ------------    -----------

The amounts due to shareholder, corporate officers and directors and the joint venture have no fixed terms of repayment and bear no interest.

(b) During the fiscal year Ended May 31, 1999, the Company's Chairman authorized the issuance of 1,990,332 shares of Haber, Inc. common stock to himself and various members of his family, for repayments of loans purportedly made to Haber, Inc., dating back to 1992. These individuals were not able to substantiate these loan and therefore agreed to rescind the entire transaction. All shares were returned to the transfer agent on December 31, 1999, to be cancelled of record.

5) Income Taxes

 As of May 31, 1999, the Company has a net operating loss and investment tax credit carry forward for federal income tax purposes of 13,468,325 and $33,120, respectively. If not offset against taxable income, the operating loss carry forward will expire as follows:



                                      Net Operating           Investment Tax
                                       Loss Carry                 Credit
                                         forward              Carry forward
Year End May 31,
                      1998                     -               $      2,600
                      1999          $  1,341,400                      4,500
                      2000               322,178                     14,067
                      2001             2,177,631                     11,953
                      2002             1,268,752                          -
                      2003             2,414,382                          -
                      2004             2,267,089                          -
                      2005               982,263                          -
                      2006               776,330                          -
                      2012               301,344                          -
                      2013               337,220                          -
                      2014             1,279,736
                                      ----------              -------------
                                   $  13,468,325               $     33,120
                                      ----------              -------------


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


 These carry forwards are not expected to be utilized. Based on a 35% federal tax rate, the Company has deferred tax assets of approximately $5,066,000 and $5,426,359 at May 31, 1998 and 1999 respectively, which were totally offset by valuation allowances.

6) Capital Stock

On November 15, 1984, the Board of Directors adopted a resolution reserving the following shares of .01 par value common stock of the Company:

              Shares
             Reserved                               Reason


              242,984               Conversion of convertible preferred stock
              245,000               Exercise of: Class A Warrants
              245,000                            Class B Warrants
               62,385               Under-writers' Warrants

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

    c.On March 9, 1999, the Board of Directors adopted a resolution to increase the number of authorized shares of common stock to 150,000,000, which represents an increase of 75,000,000 shares from the year ended
    May 31, 1999.   On April 1, 1999 the Board of Directors approved a
    resolution to offer a significant premium to induce conversion of convertible voting preferred stock into common stock.

8) Options and Warrants

   The Company maintains an Employees' Incentive Stock Option Plan and a 1985 Officers' Stock Option Plan and issues unregistered warrants.

   All options have expired as of May 31, 1993.


 Warrant activity for the period was as follows:


                                           Shares         Price         Total
                                                        Per  Share      Value


Balance at May 31, 1999                    493,167       -      -     125,500
                                         ---------                   ---------

Balance as of May 31, 1997               1,681,000     .25    .25     420,250
Issued for Service                          33,000     .01    .30       9,900
Issued for Service                          50,000     .01    .25      12,500
Issued in Lieu of Interest                 160,000     .01    .25      40,000
Expired                                 (1,531,000)    .01    .25    (382,750)
                                        -----------                  ---------
Balance as of May 31, 1998                 393,000                     99,900
                                        -----------                  ---------

Balance at May 31, 1998                    393,000       -      -     $99,900
Issued for Services                      3,111,167     .08    .25     268,350
Issued in Lieu of Interest                  60,000     .25    .25      15,000
Issued in connection with stock
purchase plan                                9,000     .25    .30       2,250
Exercised                                        0       -      -           0
Expired                                 (3,080,000)    .08    .25    (260,000)
                                          ----------                 ---------

9) Leases

   The Company is obligated under a lease for office space. As of June 1, 1990, the Company entered into a verbal "month-to-month" lease agreement on its primary office space. The rent is 3,000 per month. For the years ended May 31, 1999 and 1998 rental expense was $36,000 and, $36,000 respectively.

10) Recision Obligation

    During fiscal year May 31, 1995, the Company attempted to make a private placement of its securities and issue unrestricted stock in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act of 1933 ("the Act") provide by Rule 504 of Regulation D. Subsequent to the receipt of approximately 300,000 in funds, legal counsel advised the Company it was not eligible to use the Rule 504 exemption.
   On October 11, 1995, the Company received an opinion from legal counsel advised de Company it was not eligible to use the Rule 504 exemption.
On October 11, 1995, the Company received an opinion from legal counsel that the, issuance and sale of the stock constituted an exempt transaction under
Section 4(2) of the Act.   Therefore, these funds were converted into common
stock and are shown in equity at May 31, 1996.

11) Commitments and Contingencies

   (A)The Company is in contention with the Department of Environmental Protection ("DEP") in New Jersey and currently has appeared before the court with a legal representative of the DEP to try to determine a settlement penalty for neglecting to report timely two filings of septic sampling and analysis in 1990.

   In September, 1993, the Company settled this penalty for $21,927 to be paid in four semi-annual installments of 5,000 and one final semi-annual installment of 2,500 plus interest at 5.5% beginning October, 1993. Since only one payment has been made on this settlement to date, the entire amount, which totals $23,169 including interest, is currently due and is included in accounts payable.

   (B)During the fiscal year ended May 31, 1999, the Company entered into the following agreements whereby the Company issued common stock for services rendered in lieu of cash payments as follows:

     (1)Financial Consulting Services - Issued or to be issued; 3,950,000 shares in a combination of restricted and unrestricted common stock.

     (2) Public Relation Services - On September 1, 1998, 7,500,000 shares of unrestricted common stock was issued to Startec Media Corporation.

During the course of our audit, it was discovered by that Corporate Counsel disavowed a letter ostensibly written by him on his letterhead, to authorize the company's Transfer Agent to issue the 7,500,000 shares to Startec Media Corporation. We were also unable to verify whether any public relation services were provided to the Company. This transaction represents $491,250 of the total loss reported for the fiscal year ended May 31, 1999.

12) Acquisition

   During the fiscal year ended May 31, 1996, the Company issued 7,300,000 shares of its stock for 1,500,000 shares of Medco Health Corporation.
The Company valued this investment at the par value of its stock, $73,000. Due to the fact that there is no market for Medco Health Corporation stock, the Company has established a valuation allowance of $73,000 for this investment.

13) Other Matters

(A)Management has informed us that they anticipate no problems with their computer system and the year 2000. They informed us that their current computer software will recognize a date using (00) as the year 2000 and not 1900. Management have not been informed by any of their financial institutions, or vendors that they anticipate any problems with the year 2000.


(B)Based on an agreement dated March 13, 1997 between Orex Gold Mines, Inc. and Haber, Inc., Haber was to issue a license to Orex granting them the right to the commercial use of the Haber Gold Process. The right to use this license will expire in August, 2000. For this right, Haber, Inc. was to receive 600,000 shares of Orex Gold Mines, Inc. common stock.

Orex issued 600,000 shares of restricted common shares to Haber, Inc., Haber, Inc. contends that the shares should have been unrestricted and returned all shares to Orex Gold Mines, Inc., requesting that the shares be reissued without a restrictive legend. To date, Orex Gold Mines, Inc. has not reissued the shares to Haber, Inc.

14)  Subsequent Events:

(A) The Company is in the process of selling their unused State of New Jersey Corporation tax losses to New Jersey Economic Development Authority. On November 23, 1999, Haber, Inc. received a letter from the State of New Jersey confirming the amount of the unused carryfoward losses of $2,037,184 for the period of 1993 through 1998. Haber, Inc. can sell these losses for approximately $140,000.

(B) On September 13, 1999, the Board of Directors authorized the issuance of 960,000 shares of restricted common stock to buy out all of the limited partnership units held by the limited partners of the Lodestone Partners.


15) Selected Quarterly Financial Information (Unaudited)


                                 First       Second        Third        Fourth
                                 Quarter     Quarter       Quarter      Quarter
1999


Net sales                              -           -            -            -
Gross (loss)                           -           -            -            -
Operating Income                       -           -            -            -
Net (loss)                      (368,887)   (325,493)    (246,372)    (339,004)
Net (loss) per common share        (.006)      (.005)       (.003)       (.004)



1998


Net sales                              -           -      14,894             -
Gross profit                           -           -      14,894             -
Operating income                       -           -           -             -
Net (loss)                       (60,146)    (71,585)    (43,172)     (162,317)
Net (loss) per common share       (.001)      (.001)       (.001)        (.003)







Haber, Inc.                                       A Development Stage Enterprise


Valuation and Qualifying Amounts                                     Schedule II



Year Ended        Name of      Balance at  Additions   Amounts      Balance at
May 31,           Debtor       Beginning               Written    End of Period
                               of Period               off

1994         Amerigold, Inc.    3,750        15,700           -        19,450
             Life Signs, Inc.       -         5,960           -         5,960

                                3,750        21,660           -        25,410


1995         Amerigold, Inc.   19,450            60           -        19,510

             Life Signs, Inc.   5,960             -       5,960             -
                               25,410            60       5,960        19,510


1996
            Amerigold, Inc.    19,510        32,254      51,764             -

            Medco Health Corp.      -        73,000      73,000             -
                                ------       -------    -------       --------

                               19,510       105,254     124,764             -
                               ------       --------    -------       --------
                               ------       --------    -------       --------







Haber, Inc.                                       A Development Stage Enterprise


Computation of Fully Diluted Earnings Par Common Share             - Exhibit 11




                                                          May 31,
                                               1999         1998         1997

Earnings (Losses)                                   -      (337,220)   (301,344)


Shares
Weighted average number of common
  shares outstanding                        69,955,962   49,799,193   45,528,941
Additional shares assuming conversion
  of Convertible preferred stock               418,493      297,913      244,153
Warrants reduced by the number of shares
  which could have been purchased with
  proceeds from the exercise of such
  warrants                                          -            -             -



Weighted Average Number of Common Shares
Outstanding as Adjusted                     70,374,455   50,097,106   45,773,094



(Loss) Par Common Share Assuming Full
 Dilution                                        (.018)       (.001)      (.001)






This calculation is submitted in accordance with Regulation S-K, Item 601
(b)(11) although it is contrary to paragraph 40 of ABP Opinion No. 15 because it produces an anti-dilutive result.