Form 10-K/A
period 1999-05-31
HABER INC
filed 2000-06-05
CIK 355699

FORM 10-K/A              Filing Date: 12/14/99


Haber, Inc.
470 Main Road
Towaco, NJ 07082

Conformed submission type:               10-K/A
Public Document Count:                        2
Conformed Period of Report:            19990930
File as of date:                       19991214

Company Conformed Name:                Haber, Inc.
I.R.S. Number:                         22-2305613
State of Incorporation:                DE
Fiscal Year Ended:                     09/30/99

Business Address:
Street:                                470 Main Road
City:                                  Towaco
State:                                 N.J.
Zip:                                   07082
Business Phone:                        (973) 263-0990


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










ITEM 1
BUSINESS

General

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

Dated: December 13, 1999



             HABER, INC.
             (Registrant)
______________________
Norman Haber, Chairman



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


Gerald Brignola                                                   Michael Chase
Anthony Capricuso                                            Michael J. Nardino

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Haber, Inc.
470 Main Road
Towaco, New Jersey 07082

We have audited the accompanying balance sheets of Haber, Inc., as of May 31, 1999 and May 31, 1998 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our auditor provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the Financial Statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about their ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion the financial statements at May 31, 1999 and May 31, 1998, present fairly, in all material respects, the financial position of Haber, Inc. The results of their cash flows from inception through May 31, 1999 and for each of the two years n the two-year period ended May 31, 1999, in conformity with generally accepted accounting principles.

Our auditors were made to for an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to the financial statements and schedules are presented to comply with rules and regulations under the Securities and Exchange Act of 1934, and are not otherwise a required part of the basic financial statements. The supplemental schedules for the periods ended May 31, 1999 and May 31, 1998 have been subjected to the auditing procedures applied in the audits of the basic financial statements.

In our opinion, the supplemental schedules for the period ended May 31, 1999 and May 31, 1998, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


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

See notes to financial Statement











Haber, Inc     .                                  A Development Stage Enterprise

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


See notes to financial statements






Haber, Inc.                                   A Development Stage Enterprise

Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 1998


                                     Convertible               Special Voting
                                   Preferred Stock             Preferred Stock
                                  Shares     Amount        Shares        Amount
Balance Forward-May 31, 1989      151,826   1,518,260             -           -
Treasury shares previously
Arising in consolidation                 -           -             -           -
   Stock issued for services            -           -             -           -
   Conversion of preferred stock     (900)     (9,000)            -           -
  Stock issued in payment
  of debit and interest                 -           -             -           -
  Correction of private issuance        -           -             -           -
  Stock issued for compensation         -           -             -           -
  Warrants issued for compensation      -           -             -           -
  Net (loss) for the year               -           -             -           -
                                  _______   _________    __________    _________

Balance - May 31, 1990            150,926   1,509,260             -           -
  Stock issued for services             -           -             -           -
  Conversion of warrants                -           -             -           -
  Cash in private offering              -           -             -           -
  Correction of prior issuance          -           -             -           -
  Net (loss) for the year               -           -             -           -
                                  _______    ________     _________     ________

Balance - May 31, 1991            150,926   1,509,260             -           -
Stock issued for services               -           -             -           -
Stock issued in payment
of liabilities                          -           -             -           -
Cash in private offering                -           -             -           -
Correction of prior issuance            -           -             -           -
Conversion of preferred stock      (1,379)    (13,790)            -           -
Conversion of warrants                  -           -             -           -
Net (loss) for the year                 -           -             -           -
                                 --------   ---------    ----------     -------
Balance forward - May 31, 1991    149,547   1,495,470             -           -


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































Haber, Inc.                                       A Development Stage Enterprise

Statements of Cash Flows                                           Page 1 of 2

                                  Cumulative              For the Years Ended
                                from Inception                   May 31
                                                  1999       1998      1997

Cash Flows from Financing
Activities
- Net (loss)                   (21,931,022)  (1,279,736)  (337,220)  (301,344)
- Adjustments to reconcile net
    (loss) to net cash used
    for operating activities:
-   Depreciation                 1,653,202        3,051      1,230      5,572
    Amortization                 1,116,210            -          -        908
    (Gain) on disposal of
    fixed assets                   (42,881)           -          -          -
    Stock issued for services    2,895,138      106,843    196,826    390,423
    Compensation recognized
    under employees' stock
    opinion plans                  808,458            -          -          -
    Loss on investments in
    affiliates                   5,142,591            -          -          -
    Provision for uncollectible
    advances to affiliates       1,004,881            -          -          -
    (Increase) decrease
    in current assets              (11,750)           -        250       (274)
    Increase (decrease)
    in current liabilities          68,708      (35,590)    44,069    (51,966)
                                 ----------  ------------   -------   --------

                                (9,296,465)    (243,840)   (94,845)    43,319

Cash Flows from Investing
Activities


-Patent costs and licenses         (30,659)          -          -           -
-Purchase of fixed assets       (2,402,544)     (6,209)    (3,632)          -
-Proceeds from sale of fixed
 assets                          1,086,007           -          -           -
-Investments and advances to
 affiliates                     (3,912,626)          -          -
-Goodwill acquired              (1,085,551)          -          -           -
-(Increase) decrease in other
 assets                             (5,239)     31,764       (747)      (9109)
                                -----------   -----------   --------    ------
                                (6,350,612)     25,555     (4,379)      (9109)
                                -----------   -----------   --------    -------



See notes to financial statements



Haber, Inc.                                       A Development Stage Enterprise

Statements of Cash Flows                                           Page 2 of 2

                                  Cumulative            For the Years Ended
                                from Inception                 May 31
                                                   1999       1998       1997

Cash Flows from Financing
Activities
- Proceeds from issuance of
  stock                           16,933,284     282,651     67,236     37,968
- Cash dividends                    (505,976)          -          -          -
- Purchase of treasury stock      (1,375,684)          -          -          -
- Recovery of insider's selling
   profit                             17,198           -          -          -
- Payment of capital
   lease obligation                 (303,652)          -          -          -
- Advances from related parties    1,117,938           -     53,500          -
- Repayments to related
   parties                          (129,199)    (29,625)   (18,651)   (15,808)
- Increase in long-term debt       1,138,477           -          -          -
- Payment against long-term debt  (1,138,477)          -          -          -
- Proceeds of notes payable           25,976           -          -          -
- Repayment of notes payable         (25,976)          -          -          -
- Stock subscription receivable      (36,033)     29,950     (3,033)   (62,950)
                                  -----------    --------    -------   --------
                                  15,717,876     282,976     99,052    (40,790)
                                  -----------    --------    -------   --------
Net increase (Decrease) in Cash       70,799      64,691       (172)    (6,580)
Cash-beginning                             -       6,108      6,280     12,860
                                  -----------    --------    -------   --------
Cash-End                         $    70,799      70,799    $ 6,108    $ 6,280
                                  -----------    --------    -------   --------

Supplemental Disclosures                   -           -           -          -
Cash Paid                                  -           -           -          -
Interest                         $         -           -    $  2,637   $      -
                                 -----------    --------    --------   --------
                                 -----------    --------    --------   --------














Haber, Inc.                                       A Development Stage Enterprise


                                    Cumulative          For the Years Ended
                                  from Inception               May 31
                                                    1999       1998       1997


Non-Cash Investing and Financing
  Activities
   Stock issued in payment
   of debt and interest                                -    390,423      28,961
                                                --------    -------      -------
                                                --------    -------      -------
   Common stock returned
     by directors                                      -          -           -
                                                --------    -------     --------
                                                --------    -------     --------
  Fixed assets purchased with
    common stock                                       -          -           -
                                                --------    -------     --------
                                                --------    -------     --------
  Preferred stock converted
    into common                                        -          -           -
                                                --------    -------     --------
                                                --------    -------     --------
 Stock issued for acquisition
    of equity interest in
    Medco Health Corporation                           -          -      73,000
                                               ---------    -------     --------
                                               ---------    -------     --------




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



1

Page 15