Form 10-Q
period 1999-08-31
HABER INC
filed 2000-07-20
CIK 355699

SECURITIES & EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended August 31, 1999 Commission File Number 0-9966
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


                       ______  Yes                ___X___  No













     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
78,716,800 shares of Common Stock, $.01 par value.

                        PART I - FINANCIAL INFORMATION

                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                                 BALANCE SHEET.

                                  (UNAUDITED)



                                   ASSETS




                                           August 31,           May 31,
                                            1999                 1999
                                          -----------           --------


CURRENT ASSETS
    Cash in banks and on hand(overdraft)    $58,068               $70,799
    Inventory EMP parts                      12,000                11,750
                                             -------              --------
                                             70,068                82,549
                                             -------              --------

PROPERTY AND EQUIPMENT
    Equipment                               339,167               339,167
    Furniture and fixtures                   99,514                99,514
                                            -------               -------
                                            438,681               438,681

    Less:  Accumulated depreciation
           amortization                     429,599               428,814
                                            -------               -------
                                              9,082                 9,867
                                            -------               -------


OTHER ASSETS
Patent costs and Licenses - net of
Accumulated amortization of $30,659
and $30,659                                       0                     0
    Security deposit                          2,147                 2,149

    Other assets                              1,542                 3,000
                                             ------                ------
                                              3,689                 5,149
                                             ------                ------
TOTAL ASSETS                              $  82,839            $   97,565
                                          ---------             ----------
                                          ---------             ----------

                         See Notes to Financial Statements

                                 HABER, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                                BALANCE SHEET
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                  August 31,        May 31,
                                                       1999           1999
                                                -----------         -------

CURRENT LIABILITIES
    Accounts payable                           $     84,388      $   62,746
    Due to related parties                          185,043         189,270
    Taxes payable                                     1,863           1,860
    Deposits Payable                                      0           3,570
                                               ------------    ------------
Total Liabilities                                   271,294         257,446
                                               ------------    ------------


STOCKHOLDERS= (DEFICIT)
-   Common Stock $.01 par value-150,000,000
    shares authorized 78,716,800 and
    76,667,567 shares issued, respectively          787,168         766,676

-   Preferred Stock -$10 par value-600,000
    shares authorized; 146,308 & 146,308
    shares issued, respectively                   1,463,080       1,463,080

-   Capital in excess of par value               21,099,483      20,953,192

-   Stock subscription receivables                  (36,033)        (36,033)

-   (Deficit) - accumulated during
    development stage                           (22,126,469)    (21,931,112)
                                                ------------     ------------
                                                  1,187,229       1,215,803



    Less: Treasury stock-116,625 shares at
          cost                                     1,375,684      1,375,684
                                                  ---------       ----------

    Total stockholder (Deficit)                     (188,455)      (159,881)
                                                 -----------      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $   82,839      $   97,565
                                                 -----------      ---------


                         See Notes to Financial Statements




                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                             Cumulative          Three months
                                                from                ended
                                             Inception         August 31, 1999
                                             ---------         -----------------

REVENUES                                   $  1,960,068          $       -0-

DIRECT EXPENSES                               1,519,485                  -0-
                                           ------------          -----------
GROSS PROFIT                                    440,583                  -0-
                                           ------------          -----------
GENERAL & ADMINISTRATIVE EXPS.               12,648,844              165,686
RESEARCH & DEVELOPMENT EXPS.                  5,078,069               29,671

PROVISION FOR UNCOLLECTIBLE
ADVANCES TO AFFILIATES                        1,004,881                  -0-

                                           ------------         ------------
                                             18,731,794              195,357
                                           ------------         ------------

OPERATING (LOSS)                            (18,291,211)            (195,357)


OTHER INCOME  (EXPENSE):
Interest income                               1,025,917                  -0-
Other income                                    334,864                  -0-
Interest (expense)                              (96,329)                 -0-
(Loss) on investment in Affiliates           (5,142,591)                 -0-
Gain(Loss) on disposition of fixed
assets                                           42,881                  -0-
                                           ------------         ------------
                                             (3,835,258)                 -0-


NET (LOSS)                                 $(22,126,469)       $    (195,357)
                                            ------------        -------------
LOSS PER SHARE                                    (.281)               (.002)
                                            ------------        -------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                78,716,800           78,716,800
                                           ------------        -------------
                                           ------------        -------------

                         See Notes to Financial Statements


                                    HABER, INC.

                         A DEVELOPMENT STAGE ENTERPRISE

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                              Cumulative         Three Months
                                                 from                Ended
                                              Inception        August 31, 1999
                                             -----------     -----------------


CASH FLOW FROM OPERATING ACTIVITIES:

-   Net (loss)                              $(22,126,379)       $  ( 195,357)
-   Adjustment to reconcile net (loss)
    to net cash flow from operating
    activities:
-   Depreciation                               1,653,987                785
-   Amortization                               1,116,210                -0-
-   (Gain) loss on disposal of fixed assets      (42,881)               -0-
-   Stock issued for services                  2,895,138                -0-
-   Compensation recognition under employee
    stock option plans                           808,458                -0-
-   Loss of investment in affiliates           5,142,591                -0-
-   Provision for uncollectible advances to
    affiliates                                 1,004,881                -0-
-   (Increase) decrease in current assets        (12,000)              (250)
-   Increase (decrease) in current
    liabilities                                   86,783             18,075
                                              -----------           --------
                                              (9,473,212)          (176,747)
                                              -----------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:

-   Patent costs and licenses                   (30,659)                -0-
-   Purchase of fixed assets                 (2,402,544)                -0-
-   Investments in and advances to
    Affiliates                               (3,912,626)                -0-
-   Proceeds from sale of fixed assets        1,086,007                 -0-
-   Goodwill acquired                        (1,085,551)                -0-
-   (Increase) decrease in other assets          (3,779)           $  1,460
                                            ------------           ---------

                                           $ (6,349,152)           $  1,460
                                           -------------           ---------


                        See Notes to Financial Statements



                                  HABER, INC.

                       A DEVELOPMENT STAGE ENTERPRISE
                          STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                              Cumulative       Three Months
                                                 from              Ended
                                              Inception      August 31, 1999
                                              ---------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

-   Proceeds from issuance of stock       $   17,100,067         $   166,783
-   Cash dividends                              (505,976)                -0-
-   Purchase of treasury stock                (1,375,684)                -0-
-   Recovery of insider's selling profit          17,198                 -0-
-   Payment of cap. Lease obligations           (303,652)                -0-
-   Advances from related parties              1,117,938                 -0-
-   Repayments to related parties               (133,426)             (4,227)
-   Increases in long-term debt                1,138,477                 -0-
-   Payment against long-term debt            (1,138,477)                -0-
-   Proceeds of notes payable                     25,976                 -0-
-   Repayment of notes payable                   (25,976)                -0-
-   Stock subscription receivable                (36,033)                -0-
                                           --------------         ----------

                                              15,880,432             162,556
                                           --------------         ----------

NET INCREASE (DECREASE) IN CASH                   58,068             (12,731)

-   CASH-beginning                                   -0-              70,799
-   CASH-end                               $      58,068        $     58,068
                                           -------------         -----------
                                           -------------         -----------

SUPPLEMENTAL DISCLOSURES
-   Interest                                                             -0-
                                                                 -----------


NON-CASH INVESTING & FINANCING ACTIVITIES
-   Stock issued in payment of debt and
    interest                                        -0-                  -0-




                      See Notes to Financial Statements





                                  HABER, INC.

                       A DEVELOPMENT STAGE ENTERPRISE
                       NOTES TO FINANCIAL  STATEMENTS
                               AUGUST 31, 1999
                                 (UNAUDITED)

NOTE 1 - REGARDING FINANCIAL STATEMENTS:
         ------------------------------
The financial information herein submitted is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal occurring accruals) necessary for a fair statement of the results of operations for the periods being presented. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's financial statements for the fiscal year ended May 31, 1999 and the Form 10-K dated December 14, 1999.

NOTE 2 - DUE FROM/TO RELATED PARTIES:
         ---------------------------
Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:


                                                          AUGUST 31, 1999
                                                          ---------------
Due to (from) Related Parties:
Corporate Officers and Directors                              $    12,722
Shareholders                                                      172,050
Joint Venture                                                         271
                                                          -----------------
                                                              $   185,043
                                                          -----------------



NOTE 3 - CAPITAL STOCK:
         -------------
During the three months ended August 31, 1999 the Company issued 2,049,231 shares of common stock, par value $.01 per share, for aggregate consideration of $166,784, represented by 59,046 of investors cash plus $107,738 of stock issued for services rendered.

NOTE 4 - OTHER MATTER:
         ------------
     The financial statements show a loss of $195,357 for the three months ended August 31, 1999 with accumulated (deficits) $(22,126,469) as of the date.
     It is highly likely that the Company will continue to sustain losses for the foreseeable future. Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.




                                    PART I



Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations


Results of Operations:



Three Months ended August 31, 1999, the Registrant's revenues were $ -0-


Liquidity and Capital Resources:

	The Registrant's liquidity and working capital, summarized in the following table, increased during the quarter ended August 31, 1999.


                                        August 31, 1999         May 31, 1999

Cash and Temporary Investments         $         58,068          $    70,799
Working Capital                                (201,226)            (174,897)
Working Capital Ratio                           (.03).1              (.03).1

     The Registrant's negative working capital and liquidity position at August 31, 1999 must be supplemented in order to meet the demands upon its working capital, and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.
 The Registrant will continue to seek additional funds and there is no assurance that the Company will be able to sustain its financial needs. The Registrant is endeavoring to reorganize its technological position in order to attract dealers for its instruments both abroad and in the U.S. In addition, it is continuing in search of alternative financing directions, but continues to rely heavily upon its Directors and existing shareholders for financial support.


                     PART II - OTHER INFORMATION

Item 5.  Other information

         None.













SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                          Corporation

                                          (Registrant)







                                                  Norman Haber
Date: June 27, 2000   By:             ________________________________
                                                    Norman Haber
                                               Chairman of the Board







                                                 Warren Donohue
Date: June 27, 2000   By:             ________________________________
                                                  Warren Donohue
                                                     Secretary