Form 10-Q
period 2000-02-28
HABER INC
filed 2000-08-10
CIK 355699

SECURITIES & EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended February 29, 2000 Commission File Number 0-9966
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


                       ______  Yes                ___X___  No













     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
84,766,800 shares of Common Stock, $.01 par value.


                        PART I - FINANCIAL INFORMATION
                                  HABER, INC.
                        A DEVELOPMENT STAGE ENTERPRISE
                                 BALANCE SHEET.
                                   (UNAUDITED)


                                         February 29,           May 31,
                                            2000                 1999
                                          -----------           --------


CURRENT ASSETS
    Cash in banks and on hand               $ 10,874              $70,799
    Inventory EMP parts                       12,000               11,750
                                             -------              --------
                                              22,874               82,549
                                             -------              --------

PROPERTY AND EQUIPMENT
    Equipment                               339.167               339,167
    Furniture and fixtures                   99,514                99,514
                                            -------               -------
                                            438,681               438,681

    Less:  Accumulated depreciation
           amortization                     431,169               428,814
                                            -------               -------
                                              7,512                 9,867
                                            -------               -------


OTHER ASSETS
Patent cost sand license net of
Accumulated amortization of
$30,659 and $30,659 respectively.              -0-                   -0-
    Security deposit                        2,147                 2,149
    Other assets                            1,542                 3,000
                                        ---------              --------
                                         $  3,689             $   5,149
                                        ---------             ---------

TOTAL ASSETS                             $ 34,075             $  97,565
                                        ---------             ---------
                                        ---------              --------



                         See Notes to Financial Statements









                                HABER, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                                BALANCE SHEET
                                 (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                February 29,        May 31,
                                                   2000              1999
                                                -----------         -------

CURRENT LIABILITIES
    Accounts payable                           $     37,698      $   62,746
    Due to related parties                          187,657         189,270
    Taxes payable                                     1,213           1,860
    Deposits Payable                                    -0-           3,570
                                                        -0-              -0-
Total Liabilities                              ------------    ------------
                                                    226,568         257,446
 ------------    ------------


STOCKHOLDERS= (DEFICIT)
-   Common Stock $.01 par value-150,000,000
    shares authorized 84,766,800 and
    76,667,567 shares issued, respectively          847,668         766,676

-   Preferred Stock -$10 par value-600,000
    shares authorized; 146,308 & 146,308
    shares issued, respectively                   1,463,080       1,463,080

-   Capital in excess of par value               21,677,993      20,953,192

-   Stock subscription receivables                  (36,033)       (36,033)

-   (Deficit) - accumulated during
    development stage                           (22,769,517)    (21,931,112)
                                                ------------    ------------
                                                  1,183,191       1,215,803

    Less: Treasury stock-116,625 shares at
          cost                                    1,375,684       1,375,684
                                                  ---------       ----------

    Total Stockholders (Deficit)                   (192,493)       (159,881)
                                                 -----------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $    34,075         97,565
                                                 -----------      ---------
                                                 -----------      ---------
                         See Notes to Financial Statements


                                  HABER, INC.
                        A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                             Cumulative          Three months
                                                from                ended
                                             Inception         February 29, 2000
                                             ---------         -----------------

REVENUES                                   $  1,960,068          $       -0-

DIRECT EXPENSES                               1,519,485                  -0-
                                           ------------          -----------
GROSS PROFIT                                    440,583                  -0-
                                           ------------          -----------
GENERAL & ADMINISTRATIVE EXPS.               12,862,347               15,357

RESEARCH & DEVELOPMENT EXPS.                  5,589,372               90,904

ADVANCES TO AFFILIATES                        1,004,881                  -0-
                                           ------------         ------------
                                             19,456,600             106,261
                                           ------------         ------------

OPERATING (LOSS)                            (19,016,017)            (106,261)

OTHER INCOME  (EXPENSE):
Interest income                               1,025,917                  -0-
Other income                                    355,631               20,767
Interest (expense)                              (96,329)                 -0-
(Loss) on investment in Affiliates           (5,142,591)                 -0-
Gain(Loss) on disposition of fixed
assets                                           42,881                  -0-
Loss on Investment                              (54,264)                 -0-
                                             -----------        ------------
                                             (3,868,755)              20,767
                                           ------------         ------------

EXTRAORDINARY INCOME
Gain on sale of tax loss                        115,255              115,255
                                           ------------         ------------

NET (INCOME LOSS)                          $(22,769,517)       $     (29,761)
                                            ------------       -------------
INCOME LOSS PER SHARE                      $      (.269)       $       (.000)
                                            ------------       -------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                84,766,800           84,766,800
                                           ------------        -------------
                                           ------------        -------------


                         See Notes to Financial Statements


                                    HABER, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                              Cumulative         Three Months
                                                 from                Ended
                                              Inception        February 29, 2000
                                             -----------     -----------------


CASH FLOW FROM OPERATING ACTIVITIES:

-   Net income (loss)                       $(22,769,427)        $  (29,761)
-   Adjustment to reconcile net (loss)
    to net cash flow from operating
    activities:
-   Depreciation                               1,655,557                785
-   Amortization                               1,116,210                -0-
-   (Gain) loss on disposal of fixed assets      (42,881)               -0-
-   Stock issued for services                  2,895,138                -0-
-   Compensation recognition under employee
    stock option plans                           808,458                -0-
-   Loss of investment in affiliates           5,142,591                -0-
-   Provision for uncollectible advances to
    affiliates                                 1,004,881                -0-
-   (Increase) decrease in current assets        (12,000)               -0-
-   Increase (decrease) in current
    liabilities                                   39,443            (41,933)
                                              -----------           --------
                                             (10,162,030)           (11,387)
                                              -----------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:

-   Patent costs and licenses                   (30,659)                -0-
-   Purchase of fixed assets                 (2,402,544)                -0-
-   Investments in and advances to
    Affiliates                               (3,912,626)                -0-
-   Proceeds from sale of fixed assets        1,086,007                 -0-
-   Goodwill acquired                        (1,085,551)                -0-
-   (Increase) decrease in other assets        (  3,779)                -0-
                                            ------------           ---------

                                           $ (6,349,152)           $    -0-
                                           -------------           ---------



                        See Notes to Financial Statements




                                  HABER, INC.
                       A DEVELOPMENT STAGE ENTERPRISE
                          STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                              Cumulative       Three Months
                                                 from              Ended
                                              Inception      February 29, 2000
                                              ---------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

-   Proceeds from issuance of stock       $   17,739,077          $   10,519
-   Cash dividends                              (505,976)                -0-
-   Purchase of treasury stock                (1,375,684)                -0-
-   Recovery of insider's selling profit          17,198                 -0-
-   Payment of cap. Lease obligations           (303,652)                -0-
-   Advances from related parties              1,124,352                6,414
-   Repayments to related parties               (137,226)                -0-
-   Increases in long-term debt                1,138,477                 -0-
-   Payment against long-term debt            (1,138,477)                -0-
-   Proceeds of notes payable                     25,976                 -0-
-   Repayment of notes payable                   (25,976)                -0-
-   Stock subscription receivable                (36,033)                -0-
                                           --------------         ----------
                                              16,522,056              16,933
                                           --------------         ----------
NET INCREASE (DECREASE) IN CASH                   10,874               5,546
-   CASH-beginning                                   -0-               5,328
                                            ------------         ------------

-   CASH-end                               $      10,874        $     10,874
                                           -------------         -----------
                                           -------------         -----------

SUPPLEMENTAL DISCLOSURES
-   Interest                                                             -0-
                                                                 -----------


NON-CASH INVESTING & FINANCING ACTIVITIES
-   Stock issued in payment of debt and
    interest                                         -0-                 -0-
                                           -------------         -----------
                                           -------------         -----------





                      See Notes to Financial Statements







                                  HABER, INC.
                       A DEVELOPMENT STAGE ENTERPRISE
                       NOTES TO FINANCIAL  STATEMENTS
                               FERBUARY 29, 2000
                                 (UNAUDITED)

NOTE 1 - REGARDING FINANCIAL STATEMENTS:
         ------------------------------
The financial information herein submitted is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal occurring accruals) necessary for a fair statement of the results of operations for the periods being presented. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's financial statements for the fiscal year ended May 31, 2000 and the Form 10-K dated December 14, 1999.

NOTE 2 - DUE FROM/TO RELATED PARTIES:
         ---------------------------
Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:


                                                          FERBUARY 29, 2000
                                                          ---------------
Due to (from) Related Parties:
Corporate Officers and Directors                              $     1,007
Shareholders                                                      186,379
Joint Venture                                                         271
                                                          -----------------
                                                              $   187,657
                                                          -----------------


NOTE 3 - CAPITAL STOCK:
         -------------
During the three months ended February 29, 2000 the Company issued 150,000 shares of common stock, par value $.01 per share, for aggregate consideration of $10,519, represented by $-0- of investors cash plus $10,519 of stock issued for services rendered.

NOTE 4 - OTHER MATTER:
         ------------
     The financial statements show a profit of ($429,761) for the three months ended February 29, 2000 with accumulated (deficits) $(22,769,517) as of the date.
     It is highly likely that the Company will continue to sustain losses for the foreseeable future. Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.







                                    PART I

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations:

Three Months ended February 29, 2000, the Registrant's revenues were $ -0-


Liquidity and Capital Resources:

	The Registrant's liquidity and working capital, summarized in the following table, decreased during the quarter ended February 29,2000.


                                       February 29, 2000         May 31, 1999

Cash and Temporary Investments         $         10,874          $    70,799
Working Capital                                (203,694)            (174,897)
Working Capital Ratio                           (.10).1              (.32).1

     The Registrant's negative working capital and liquidity position at February 29, 2000 must be supplemented in order to meet the demands upon its working capital, and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.
 The Registrant will continue to seek additional funds and there is no assurance that the Company will be able to sustain its financial needs. The Registrant is endeavoring to reorganize its technological position in order to attract dealers for its instruments both abroad and in the U.S. In addition, it is continuing in search of alternative financing directions, but continues to rely heavily upon its Directors and existing shareholders for financial support.


                     PART II - OTHER INFORMATION

Item 5.  Other information

         None.


















SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                          Corporation

                                          (Registrant)







                                                  Norman Haber
Date: August 4, 2000,   By:             ________________________________
                                                    Norman Haber
                                               Chairman of the Board







                                                 Warren Donohue
Date: August 4, 2000,   By:             ________________________________
                                                  Warren Donohue
                                                     Secretary