Form 10-K
period 2000-05-31
HABER INC
filed 2001-01-29
CIK 355699

SECURITIES AND EXCHANGE COMMISSION PRIVATE
                             Washington, D.C. 20549

                                   Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

         For the Fiscal Year May 31, 2000  Commission File No, 0-9966

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

                        Yes _____          No ___X___

As of May 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,689,084.

As of May 31, 2000, the number of shares outstanding of the Registrant's common stock was: 85,757,492 shares.

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

Employees

In 2000, the Company retained:  1 employee and 2 independent consultants.

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

ITEM 4
           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

NONE





PART II


                   MARKET FOR REGISTRANT'S COMMON EQUITY
                      & RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded "over the counter" and is listed in the National Market System. The table below sets forth the ranges of the last sales prices of the Common Stock during each quarter after June 1, 1999. The quotations reflect dealer prices without markup, markdown or commissions and do not necessarily represent actual transactions.

Quarter Ended:
                            2000                High                 Low

                           8/31/99              .068                .059
                          11/30/99              .095                .075
                           2/28/00              .078                .078
                           5/31/00              .078                .078

                            1999                High                 Low

                          08/31/98              .096                 .075
                          11/30/98              .087                 .061
                           2/28/99              .070                 .040
                           5/31/99              .120                 .061


On May 31, 2000, the last sale price of the Registrant's common stock was $.078 and the number of holders of record of the Registrant's Common Stock was approximately 1,983.

No cash dividends have been paid on the Common Stock of the Registrant since its incorporation and the Registrant intends to retain its earnings, if any, for use in its business.























HABER, INC.                                    A Development Stage Enterprise
PRIVATE  Selected Financial Data
ITEM 6



               Cumulative
             From Inception     2000      1999       1998      1997     1996

Statement of
Operations
Data
- Revenues      $ 1,960,068 $        -  $       -  $ 14,891   $ 11,748  $     -
- Directed
  Expenses        1,519,485          -          -   105,113     43,724        -
- General
  Administrative
  Expenses       13,518,834  1,037,907    261,993   245,208    278,477  252,374
- Research
  Development
  Expenses       (5,049,940)     1,542     20,878         -        -         -
- Operating
  (loss)        (19,133,072)(1,039,449)(1,282,871) (335,330) (310,453) (284,628)
- Interest
  Income          1,025,917          -      3,135       747         -        -
- Net (loss)    (22,907,339)  (978,458)(1,279,736) (337,220) (301,344) (359,728)
- Net (loss)
  per  share                      (.01)      (.18)     (.01)     (.01)
(.01)

Balance Sheet Data


- Working Capital             (281,025)  (177,786) (304,803)(225,463) (286,932)
- Total assets                  38,892     97,565    61,570   58,842    82,521
- Total Liabilities            319,917    260,335   322,661  243,744   311,518
- Stockholders' (deficit)     (260,629)  (159,880) (261,091)(184,900) (246,997)





















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







2000 Compared with 1999

The net loss for 2000 decreased by $301,278 to $978,458 due mainly to decrease and expenses and sales of tax losses.

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

   None


























                                   PART III

ITEM 10
               DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officer and Directors of the Registrant are as follows:


 PRIVATE
Director name          Age         Position with the Registrant         Since
                                                                        (date)
- Norman Haber         72       Chairman, President, CEO & Director      1967
- Paul Buiar           76       Director              	             1996



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













Item 11
                            EXECUTIVE COMPENSATION
Cash Compensation

The following table sets forth the total cash compensation paid by the Registrant during the fiscal year May 31, 1999 and 1998 to the executive officers and to all executive officers as a group:

        Name                 Capacities in                  Cash
                              Which Served               Compensation

                                                        2000      1999
All executive officers as a group                        -0-       -0-
(two persons)

Under the terms of understanding as approved and as indicated in the May 31, 1985 notes to financial statement Mr. Haber was awarded compensation $86,000 per annum. Since 1989 Mr. Haber has received no cash compensation. It is anticipated the Mr. Haber will receive compensation in future years which will also include a portion of arrearages. If the accumulated arrearages was recorded in the financial statements for the year ended
May 31, 2000, there would be an additional loss of $1,462,000 and this would also, increase liabilities, reduce stockholders equity and increase loss per share, by similar amounts.

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

1.  Financial statements                                        Page

    Report of Independent Certified Public Accountants         F-1   F-2
    Balance Sheets as of May 31, 2000 and 1999                 F-3   F-4
    Statements of Income (Loss) and Retained Earnings
    (deficit) for the years ended May 31, 2000, 1999, 1998,
    and from the inception to May 31, 2000.                    F-5


    Statements of Changes in Stockholder's Equity from
    Inception to May 31, 2000.                                 F-6   F-11


    Statements of Cash Flows for the years ended May 31,
    2000, 1999, 1998 and 1997 and from the inception to
    May 31, 2000.                                             F-12   F-13


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

Dated: January 4, 2001

             HABER, INC.
             (Registrant)
______________________
Norman Haber, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 4, 2001



_________________________
Norman Haber
Haber Inc., Chief Executive Officer and Director
               (Principal Executive Officer)






Dated: January 4, 2001



_________________________
Paul Buiar









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


Gerald Brignola                                                   Michael Chase
Anthony Capricuso                                            Michael J. Nardino

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Haber, Inc.
470 Main Road
Towaco, New Jersey 07082

We have audited the accompanying balance sheets of Haber, Inc. as of May 31,2000 and May 31, 1999 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. We have been asked to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for opinion.

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

In our opinion the financial statements at May 31 2000 and May 31, 1999 present fairly, in all material respects, the financial position of Haber, Inc. The results of their cash flows from inception through May 31, 2000 and for each of the three years in the three-year period ended May 31, 2000, in conformity with generally accepted accounting principles.




Our audits were made to form an opinion on the basis of the financial Statements taken as a whole. The supplemental schedules listed in the index to the financial statements and schedules are presented to comply with rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedules for the periods ended May 31, 2000 and May 31, 1999 have been subjected to the auditing procedures applied in the audits of the basis financial statements.

In our opinion, the supplemental schedules for the period ended May 31, 2000 and May 31, 1999 fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






GERALD BRIGNOLA, CPA., PA
Hackensack, NJ
January 5, 2001




























Haber, Inc.                                  A Development Stage Enterprise

Balance Sheets


                                                             May 31
                                                          2000        1999
Assets
- Currents Assets
   Cash                                               $  25,392      $70,799
   Inventory                                              9,000       11,750
   Loans Receivable                                       4,500          -0-
                                                       --------      -------
                                                         38,892       82,549
                                                       --------      -------

- Furniture and Equipment
   Equipment                                            343,702      339,167
   Furniture and Fixtures                               104,679       99,514
                                                       --------      -------
                                                        448,381      438,681
   Less: Accumulated depreciation and amortization      432,180      428,814
                                                       --------      -------
                                                         16,201        9,867
                                                       --------      -------
Other Assets
- Security deposit                                        3,703        2,149
- Other assets                                              492        3,000
                                                       --------      -------
                                                          4,195        5,149
                                                       --------      -------

                                                         59,288       97,565
                                                       --------      -------
                                                       --------      -------

See notes to financial Statement












Haber, Inc     .                              A Development Stage Enterprise

Balance Sheets





                                                             May 31
                                                          2000         1999
Liabilities and Stockholders (Deficit)

- Currents Liabilities
   Accounts payable                                 $   86,835    $   62,746
   Accrued expenses                                     32,900           -0-
   Due to related parties                              188,062       189,270
   Payroll other taxes payable                           2,120         1,860
   Deposit payable                                      10,000         3,570
                                                    ----------    ----------

Total Liabilities                                      319,917       257,446
                                                    ----------   -----------


- Commitments and Contingencies

- Stockholder (Deficit)
   Common stock-$.01 par value-150,000,000
   shares authorized; 85,757,492 and
   76,667,567 shares issued, respectively.            857,875        766,676
- Preferred stock - $10 par value - 600,000
   shares authorized; 145,408 shares and
   146,308 shares issued respectively.              1,454.080      1,463,080
- Capital in excess of par value                   21,748,703     20,953,192
- Stock subscription receivable                    (   36,033)       (36,033)
- (Deficit) accumulated during the
  development stage.                              (22,909,570)   (21,931,112)
                                                 -------------      ---------
                                                    1,115,055      1,215,803
Less: Treasury stock - 116,625 shares
      - at cost                                     1,375,684      1,375,684
                                                 ------------     -----------
                                                     (260,629)      (159,881)
                                                  ------------   ------------
                                                   $   59,288         97,565
                                                  -----------    ------------
                                                  -----------    ------------




See notes to financial statements





Haber, Inc.                                   A Development Stage Enterprise

Statements of Operations


                               Cumulative              For the Years Ended
                              from Inception                  May 31

                                               2000         1999         1998
- Revenues                     1,960,068            -            -    $  14,891
- Direct Expenses              1,519,485            -            -      105,013
                               ----------    --------    ---------    ----------
- Gross Profit (loss)            440,583            -            -      (90,122)
                               ----------    --------    ---------    ----------
- General and Administrative
   Expenses                   13,518,834    1,037,907    1,261,993      245,208

- Research and Development
   Expenses                    5,049,940        1,542       20,878            -
- Provision for Uncollectible
   Advances to Affiliates      1,004,881            -            -            -
                              -----------   ---------    ----------    ---------
                              19,573,655    1,039,449     1,282,871     245,208
                              -----------   ---------    ----------    ---------
- (Loss) Before Other Income
 (Expenses)                  (19,133,072)  (1,039,449)   (1,282,871)   (335,330)
                             ------------  -----------   ----------    ---------

- Other Income (Expenses)
   Interest Income             1,025,917            -           381         747
   Other Income                  450,119      115,255         2,754           -
   Interest (expense)            (96,329)           -             -      (2,637)
   (Loss) on investments in
   affiliates                 (5,196,855)     (54,264)            -           -

   Gain on disposition of
   fixed assets                   42,881            -             -           -
                              -----------   -----------   -----------   --------
                              (3,774,267)       60,991        3,135      (1,890)
                              -----------   -----------   -----------   --------

- Net (Loss)                $(22,907,339)    $(978,458) ($1,279,736)  $(337,220)
                             ------------   -----------   -----------  ---------

- (Loss) per Share                     -     $   (.012)  $    (.018)   $  (.007)
- Weighted Average Common Shares
Outstanding During the Period          -    83,471,973   69,955,262  $49,799,193


See notes to Financial statements



Haber, Inc.                                   A Development Stage Enterprise
Statement of Changes in Stockholder's Equity

                                               Inception through May 31, 2000


                                                              Convertible
                                     Common Stock           Preferred Stock
                                 Shares     Amounts        Shares     Amounts
Inception (1967) through
 May 31, 1988                  10,609,622   106,096      152,926   1,529,260
Stock issued for services           6,375        64          -           -
Conversion of preferred stock       1,838        18       (1,100)    (11,000)
Stock issued as collateral        165,000     1,650           -           -
Cash in private offering          837,239     8,372           -           -
Correction of prior issuance      (23,174)     (231)          -           -
 Warrants expired                       -         -           -           -
 Stock issued in payment
 of interest                       30,000       300           -           -
 Equity resulting from outside         -         -            -           -
 Investment in subsidiary              -         -            -           -
 Net (loss) for the year               -         -            -           -
                                ----------   -------    -------   ---------

Balance Forward - May 31,1989  11,626,900   116,269      151,826   1,518,260

  Treasury shares previously
  arising in consolidation              -         -            -           -
   Stock issued for services      400,000     4,000            -           -
   Conversion of preferred
   stock                            1,503        15         (900)     (9,000)
  Stock issued in payment of
  debit and interest            3,634,809    36,348            -           -
  Cash in private offering         40,000       400            -           -
  Correction of private issuance   (2,000)      (20)           -           -
  Stock issued for compensation   251,114     2,511            -           -
  Warrants issued for
  compensation                          -         -            -           -
  Net (loss) for the year               -         -            -           -
                                ---------  --------   ----------   ---------
Balance - May 31, 1990         15,952,326   159,523      150,926   1,509,260
  Stock issued for services     1,850,993    18,510            -           -
  Conversion of warrants          200,000     2,000            -           -
  Cash in private offering      1,517,641    15,177            -           -
  Correction of prior issuance     20,400       204            -           -
  Conversion of preferred stock         -         -            -           -
  Net (loss) for the year               -         -            -           -
                               ----------   --------     -------   ---------
Balance - May 31, 1991         19,541,360   195,414      150,926   1,509,260



See notes to financial statements






Haber, Inc.                                  A Development Stage Enterprise

Statements of Changes in Stockholders' Equity
                                                  Inception Through May 31, 2000


                             Capital in    Warrants    Subscription    Retained
                              Excess of     Amount     Receivable      Earnings
                              Par Value                               (Deficit)
Inception (1967)
through May 31, 1988         12,110,316    1,258,133            -  (13,700,108)
Stock issued for services             -            -            -             -
Conversion of preferred stock    10,982            -            -             -
Stock issued as collateral      (1,650)            -            -             -
Cash in private offering        535,228            -            -             -
Correction of prior issuance   (20,622)            -            -             -
 Warrants expired             1,258,133   (1,258,133)           -             -
 Stock issued in payment
  of interest                         -            -            -             -
 Equity resulting from outside        -            -            -             -
 Investment in subsidiary     1,770,187            -            -             -
 Net (loss) for the year              -            -            -   (2,613,093)
                              ---------   ----------   ----------   -----------

Balance Forward-May 31,1989  15,662,574            -            -  (16,313,201)

Treasury shares previously
arising in consolidation              -            -            -             -
  Stock issued for services      55,400            -            -             -
  Conversion of preferred
  stock                           8,985            -            -             -
  Stock issued in payment
  of debit and interest         910,910            -            -             -
  Cash in private offering        9,600            -            -             -
  Correction of private
  issuance                            -            -            -             -
  Stock issued for
  compensation                   66,353            -            -             -
  Warrants issued for
  compensation                  107,520            -            -             -
  Net (loss) for the year             -            -            -      (982,263)
                              ---------   --------     ----------   -----------

Balance - May 31, 1990       16,821,342            -            -   (17,295,464)
  Stock issued for services      99,236            -            -             -
  Conversion of warrants          8,000            -            -             -
  Cash in private offering      211,649            -            -             -
  Correction of prior issuance      396            -            -             -
  Net (loss) for the year             -            -            -      (776,330)
                             ----------    ---------   ----------   -----------
Balance - May 31, 1991       17,140,623            -            -   (18,071,794)


See notes to financial statements



Haber, Inc.                              A Development Stage Enterprise

Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 2000
                                                                 Total
                                       Treasury Stock         Shareholder
                                                                 Equity
                                     Shares       Amount        (Deficit)

Inception (1967) through
May 31, 1988                       223,038      (1,397,444)       (93,747)
Stock issued for services                -               -             64
Conversion of preferred stock            -               -              -
Stock issued as collateral               -               -              -
Cash in private offering                 -               -        543,600
Correction of prior issuance        (6,413)         20,760            (93)
 Warrants expired                        -               -              -
 Stock issued in payment
  of interest                            -               -            300
 Equity resulting
  from outside                           -               -              -
 Investment in subsidiary                -               -      1,770,187
 Net (loss) for the year                 -               -     (2,613,093)
                                   -------      ----------     ----------

Balance May 31,1989                216,625      (1,376,684)      (392,782)
                                   -------      ----------     -----------
  Treasury shares previously
   arising in consolidation       (100,000)         1,000           1,000
   Stock issued for services             -              -          59,400
   Conversion of preferred
   stock                                 -              -               -
  Stock issued in payment
  of debit and interest                  -              -         947,258
  Cash in private offering               -              -          10,000
  Correction of private
  issuance                               -              -             (20)
  Stock issued for
  compensation                           -              -         (68,864)
  Warrants issued for
  compensation                           -              -         107,520
  Net (loss) for the year                -              -        (982,263)
                                   -------      ----------     -----------

Balance - May 31, 1990             116,625     (1,375,684)        (181,023)
  Stock issued for services              -               -         117,746
  Conversion of warrants                 -               -          10,000
  Cash in private offering               -               -         226,826
  Correction of prior issuance           -               -             600
  Net (loss) for the year                -               -        (776,330)
                                  --------      ----------     -----------

Balance - May 31, 1991             116,625      (1,375,684)       (602,181)


See notes to financial statements


Haber, Inc.                                A Development Stage Enterprise

Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 2000




                                         Common Stock        Convertible
                                                            Preferred Stock

                                      Shares       Amount    Shares   Amount

Balance - May 31, 1991              19,541,360    195,414   150,926  1,509,260
  Stock issued for services            461,875      4,619         -          -
  Stock issued in payment
  of liabilities                       755,040      7,550         -          -
  Cash in private offering           1,404,995     14,050         -          -
  Correction of prior issuance         (90,767)      (908)        -          -
  Conversion of preferred stock          2,304         23    (1,379)  (13,790)
  Conversion of warrants               915,000      9,150         -          -
  Net (loss) for the year                    -          -         -          -
                                     ----------  --------   -------  ---------
Balance forward-May 31, 1992        22,989,807    229,898   149,547  1,495,470

  Stock issued for services            629,800      6,298         -          -
  Cash in private offering           1,274,343     12,743         -          -
   Net (loss) for the year                   -          -         -          -
                                    ----------    -------   -------  ---------
Balance - May 31, 1993              24,893,950    248,939   149,547  1,495,470


  Cash in private offering             993,703      9,937         -          -
  Shares issued for services           463,000      4,630         -          -
  Conversion of warrants                87,000        870         -          -
  Stock returned from directors     (1,709,915)   (17,099)        -          -
  Net (loss) for the year                    -          -         -          -
  Stock issued by unconsolidated
  subsidiary                                 -          -         -          -
                                  -----------     -------   -------  --------
Balance Forward May 31, 1994        24,727,738    247,277   149,547  1,495,470



See notes to financial statements







Haber, Inc.                                  A Development Stage Enterprise

Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 2000


                                     Capital in
                                     Excess of     Subscription     Retained
                                     Par Value      Receivable      Earnings
                                                                    (Deficit)

Balance - May 31, 1991             17,140,623               -     (18,071,794)
Stock issued for services              91,282               -               -
Stock issued in payment
of liabilities                        218,260               -               -
Cash in private offering              471,450               -               -
Correction of prior issuance                -               -               -
Conversion of preferred stock          13,767               -               -
Conversion of warrants                 19,000               -               -
Net (loss) for the year                     -               -        (530,965)
                                   ----------       ---------     ------------

Balance - May 31, 1992             17,954,382               -     (18,602,759)
  Stock issued for services            63,817               -               -
  Cash in private offering            362,102               -               -
   Net (loss) for the year                  -               -        (348,661)
                                   ----------      ----------     -----------
Balance - May 31, 1993             18,380,301               -     (18,951,420)
  Cash in private offering            107,703               -               -
  Shares issued for services                -               -               -
  Conversion of warrants                1,820               -               -
  Stock returned from directors        17,099               -        (300,091)
  Net (loss) for the year                   -               -               -
  Stock issued by unconsolidated
  subsidiary                          149,720               -               -
                                   ----------      ----------     -----------
Balance forward-May 31, 1994      $18,656,643        $      -    $(19,251,511)



See notes to financial statements





Haber, Inc.                                   A Development Stage Enterprise
Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 2000


                                       Treasury Stock             Total
                                   Shares         Amount       Stockholders
                                                                 (Equity)
                                                                 (Deficit)

Balance - May 31, 1991             116,625       (1,375,684)     (602,181)
Stock issued for services                -               -         95,901
Stock issued in payment
of liabilities                           -                -       225,810
Cash in private offering                 -                -       485,500
Correction of prior issuance             -                -          (908)
Conversion of preferred stock            -                -             -
Conversion of warrants                   -                -        28,150
Net (loss) for the year                  -                -      (530,965)
                                  ---------      ----------    -----------

Balance - May 31, 1992             116,625       (1,375,684)     (298,693)
  Stock issued for services              -               -         70,115
  Cash in private offering               -               -        374,845
   Net (loss) for the year               -               -       (348,661)
                                   -------       -----------     ---------
Balance - May 31, 1993             116,625       (1,375,684)     (202,394)
  Cash in private offering               -               -        117,640
  Shares issued for services             -               -          4,630
  Conversion of warrants                 -               -          2,690
  Stock resumed from directors           -               -              -
  Net (loss) for the year                -               -       (300,091)
  Stock issued by
  unconsolidated subsidiary              -               -        149,720
                                 ----------       ---------      ---------
Balance forward
May 31, 1994                   $   116,625   $  $(1,375,684)  $  (227,805)


See notes to financial statements














Haber, Inc.                                A Development Stage Enterprise

Statements of Changes in Stockholders' Equity
                                                  Inception Through May, 31 2000



                                                              Convertible
                                          Common Stock         Preferred
                                        Shares    Amount         Stock
                                                          Shares         Amount

Balance Forward - May 31, 1994      24,727,738   247,277   149,547    1,495,470
   Cash in private offering            411,547     4,116         -            -
   Shares issued for services        2,012,590    20,126         -            -
  Conversion of warrants               105,081     1,051         -            -
  Stock returned from directors       (210,000)   (2,100)        -            -
  Conversion of preferred stock          5,412        54    (3,239)     (32,390)
  Stock issued by unconsolidated
  subsidiary                                 -         -         -            -
  Net (loss) for year                        -         -         -            -
                                     ---------   -------   -------     --------
  146,308    1,463,080
Balance - May 31, 1995              27,052,368    270,524
  Sale of Stock                      2,301,000     23,010        -            -
  Stock issued for services          2,896,111     28,961        -            -
  Conversion of warrants                 9,200         92        -            -
  Rescission obligation
  converted stock                    1,304,949     13,049        -            -
  Repayment of borrowed shares       1,820,379     18,204        -            -
  Acquisition of equity
  interest in Medco Health Corp.     7,300,000     73,000        -            -
  Net (loss) for the year                    -          -        -            -
                                     ---------    ------- --------     --------

Balance - May 31, 1996              42,684,007    426,840  146,308    1,463,080
  Sale of stock                      2,744,474     27,445        -            -
  Stock issued for services            661,319      6,613        -            -
  Conversions of warrants                    -          -        -            -
  Stock issued in payment
  of liabilities                       391,000      3,910        -            -
  Net (loss) for the year                    -          -        -            -
                                     ---------    ------- --------     --------

Balance forward May 31, 1997        46,480,800    464,808  146,308    1,463,080



See notes to financial statements







Haber, Inc.                                  A Development Stage Enterprise
Statements of Changes in Stockholders Equity
                                                  Inception Through May 31, 2000


                                Capital in       Subscription          Retained
                                Excess of         Receivable           Earnings
                                Par value                             (Deficit)

Balance Forward
-May 31, 1994                   18,656,643                -         (19,251,511)
Cash in private offering            48,579                -                   -
Shares issued for services           5,323                -                   -
Conversion of warrants              24,549                -                   -
Stock returned from
directors                            2,100                -                   -
Conversion of preferred
stock                               32,336                -                   -
Stock issued by
unconsolidated subsidiary           17,193                -                   -
Net (loss) for the year                  -                -            (401,483)
                                ----------       -----------         ----------
Balance May 31, 1995            18,786,723          (41,750)        (19,652,994)
Sale of Stock                      237,188                -                   -
Stock issued for
services                                 -                -                   -
Conversion of Warrants                   -                -                   -
Recision obligation
converted stock                    285,532                -                   -
Repayment of borrowed
shares                             (18,204)               -                   -
Acquisition of equity
interest Medco Health Corp.              -                -                   -
Net (loss) for the year                  -                -           (359,728)
                                ----------       ----------        ------------
Balance May 31, 1996            19,291,239         (41,750)        (20,012,722)
Sale of Stock                      251,555         (62,950)                   -
Stock issued for services           98,850                -                   -
Conversion of warrants                   -                -                   -
Stock issued in payment
of liabilities                      40,018                -                   -
Net (loss) for the year                  -                -           (301,344)
                          -     ----------       ---------         ------------
Balance forward
May 31, 1997                    19,681,662        (104,700)        (20,314,066)



See note to financial statements










Haber, Inc                                       A Development Stage Enterprise
Statements of Changes in Stockholders Equity
                                                 Inception Through May 31, 2000


                                                                     Total
                                                                 Stockholders
                                       Treasury Stock                Equity
                                     Shares       Amount            (Deficit)
                                                                     Amount

Balance forward
-May 31, 1994                      116,625       (1,375,684)      (227,805)
  Cash in private offering               -                -         52,695
  Shares issued for services             -                -         25,449
Conversion of warrants                   -                -         25,600
Stock returned from directors            -                -              -
Conversion of preferred Stock            -                -              -
Stock issued by
unconsolidated subsidiary                -                -              -
Net (Loss) for the year                  -                -       (401,483)
                                   --------      ----------       ---------

Balance May 31, 1995               116,625       (1,375,684)      (508,351)
Sale of Stock                            -                -        218,448
Stock issued for services                -                -         28,961
Conversion of warrants                   -                -             92
Recision obligation
Converted stock                          -                -        298,581
Repayment of borrowed shares             -                -              -
Acquisition of equity
interest Medco Health Corp.              -                -         73,000
Net (loss) for the year                  -                -       (359,728)
                                  --------       ----------       ---------
Balance May 31, 1996               116,625       (1,375,684)      (248,997)
  Sale of Stock                          -                -        216,050
  Stock issued for services              -                -        105,463
  Conversions of warrants                -                -              -
  Stock issued in payment
  of liabilities                         -                -         43,928
  Net (loss) for the year                -                -       (301,344)
                                  --------       ----------       ---------

Balance forward
May 31, 1997                       116,625       (1,375,684)      (184,900)



See notes to financial statements


Haber, Inc.                                A Development Stage Enterprise

Statements of Changes in Stockholders' Equity

                                                  Inception Through May, 31 2000

                                                             Convertible
                                                              Preferred
                                    Common Stock                Stock
                                Shares        Amount      Shares       Amount

Balance May 31, 1997           46,480,800     464,808      146,308    1,463,080
  Sale of stock                 6,275,000      27,250            -            -
  Stock issued for services     3,998,573      39,986            -            -
  Conversions of warrants               -           -            -            -
  Stock issued in payment
  of liabilities                        -           -            -            -
  Net (loss) for the year               -           -            -            -
                                 ---------    -------    ---------    ---------

Balance May 31, 1998            56,754,373    532,044      146,308    1,463,080
  Sale of stock                  4,926,334     49,264            -            -
  Stock issued for services     13,320,195    168,701            -            -
  Conversions of warrants               -           -            -            -
  Stock issued in payment
  of liabilities                 1,666,667     16,667            -            -
  Net (loss) for the year               -           -            -            -
                                 ---------    -------    ---------    ---------

Balance May 31, 1999            76,667,569    766,676      146,308    1,463,080
  Conversions of stock               1,169         11         (900)      (9,000)
  Sale of stock                  1,838,754     18,388            -            -
  Stock issued for services      6,180,000     61,800            -            -
  Stock issued in payment
  of liabilities                   140,000      1,400            -            -
  Buyout of Investment                  -           -            -            -
  Net (loss) for the year          960,000      9,600            -            -
                                 ---------    -------    ---------    ---------

Balance May 31, 2000            85,787,492    857,875      145,408    1,454,080


See notes to financial statements



Haber, Inc.                                  A Development Stage Enterprise
Statements of Changes in Stockholders Equity


                                                  Inception Through May 31, 2000


                                  Capital in       Subscription         Retained
                                  Excess of         Receivable          Earnings
                                  Par value                            (Deficit)

Balance May 31, 1997            19,681,662          (104,700)       (20,314,066)
  Sale of stock                    141,750          (  3,033)                 -
  Stock issued for services         55,076                 -                  -
  Conversions of warrants                -                 -                  -
  Stock issued in payment
  of liabilities                         -                 -                  -
  Net (loss) for the year                                              (337,200)
                                   --------         ---------       -----------

Balance May 31, 1998            19,878,488          (107,733)       (20,651,286)
  Sale of stock                    141,636            71,700                  -
  Stock issued for services        899,735                 -                  -
  Conversions of warrants                -                 -                  -
  Stock issued in payment
  of liabilities                    33,333                 -         (1,279,736)
  Net (loss) for the year                -                 -                  -
                                -----------         ---------       -----------


Balance May 31, 1999            20,953,192           (36,033)       (21,931,112)
  Conversions of stock               8,989                 -                  -
  Sale of stock                    106,517                 -                  -
  Stock issued for services        628,827                 -                  -
  Stock issued in payment
  of liabilities                     6,514                 -                  -
  Buyout of Investment              44,664                 -                  -
  Net (loss) for the year                -                 -           (978,458)
                                   --------         ---------       -----------


Balance May 31, 2000            21,748,703           (36,033)       (22,909,570)




Haber, Inc                                   A Development Stage Enterprise
Statements of Changes in Stockholders Equity
                                                 Inception Through May 31, 2000


                                                                   Total
                                                                Stockholders
                                       Treasury Stock              Equity
                                    Shares        Amount          (Deficit)

Balance May 31, 1997               116,625       1,375,684        (184,900)
  Sale of stock                          -               -         165,967
  Stock issued for services              -               -          95,062
  Conversions of warrants                -               -               -
  Stock issued in payment
  of liabilities                         -               -               -
  Net (loss) for the year                                         (337,200)
                                   --------      ---------      -----------

Balance May 31, 1998               116,625      (1,375,684)       (261,091)
  Sale of stock                          -               -         262,600
  Stock issued for services              -               -       1,068,435
  Conversions of warrants                -               -               -
  Stock issued in payment
  of liabilities                         -               -          50,000
  Net (loss) for the year                -               -      (1,279,736)
                                -----------      ---------     -----------


Balance May 31, 1999               116,625      (1,375,684)       (159,881)
  Conversions of stock                   -               -               -
  Sale of stock                          -               -         124,905
  Stock issued for services              -               -         690,627
  Stock issued in payment
  of liabilities                         -               -           7,914
  Buyout of Investment                   -               -          54,264
  Net (loss) for the year                -               -        (978,458)
                                -----------      ---------     ------------


Balance May 31, 2000                116,625     (1,375,684)       (260,629)




Haber, Inc.                                  A Development Stage Enterprise

Statements of Cash Flows                                           Page 1 of 2

                                  Cumulative              For the Years Ended
                                from Inception                   May 31
                                                 2000        1999       1998

Cash Flows from Financing
Activities
- Net (loss)                   (22,909,570)   (978,458) (1,279,736)   (337,220)
- Adjustments to reconcile net
    (loss) to net cash used
    for operating activities:
-   Depreciation                 1,656,568      (3,366)      3,051       1,230
    Amortization                 1,116,210     752,803           -           -
    (Gain) on disposal of
    fixed assets                   (42,881)          -           -           -
    Stock issued for services    3,647,941           -     106,843     196,826
    Compensation recognized
    under employees' stock
    opinion plans                  808,458           -           -           -
    Loss on investments in
    affiliates                   5,142,591           -           -           -
    Provision for uncollectible
    advances to affiliates       1,004,881           -           -           -
    (Increase) decrease
    in current assets              (13,500)     (1,750)          -         250
    Increase (decrease)
    in current liabilities         132,477      63,679     (35,590)     44,069
                                 ----------  ----------  -----------    -------
                                (9,456,825)   (160,360)   (243,840)    (94,845)

Cash Flows from Investing
Activities


-Patent costs and licenses         (30,659)          -           -           -
-Purchase of fixed assets       (2,412,244)     (9,700)      (6,209)    (3,632)
-Proceeds from sale of fixed
 assets                          1,086,007           -           -           -
-Investments and advances to
 affiliates                     (3,912,626)          -           -           -
-Goodwill acquired              (1,085,551)          -           -           -
-(Increase) decrease in other
 assets                             (4,285)        954      31,764        (747)
                                ----------   ----------    --------     -------
                                (6,359,358)     (8,746)     25,555      (4,379)
                                -----------  ----------    --------     -------



See notes to financial statements




Haber, Inc.                                   A Development Stage Enterprise

Statements of Cash Flows                                           Page 2 of 2

                                  Cumulative            For the Years Ended
                                from Inception                 May 31
                                                 2000          1999        1998

Cash Flows from Financing
Activities
- Proceeds from issuance of
  stock                           17,058,190    124,906     282,651      67,236
- Cash dividends                    (505,976)         -           -           -
- Purchase of treasury stock      (1,375,684)         -           -           -
- Recovery of insider's selling
   profit                             17,198          -           -           -
- Payment of capital
   lease obligation                 (303,652)         -           -           -
- Advances from related parties    1,172,738     54,800           -      53,500
- Repayments to related
   parties                          (185,206)   (56,007)    (29,625)    (18,651)
- Increase in long-term debt       1,138,477          -           -           -
- Payment against long-term debt  (1,138,477)         -           -           -
- Proceeds of notes payable           25,976          -           -           -
- Repayment of notes payable         (25,976)         -           -           -
- Stock subscription receivable      (36,033)         -      29,950      (3,033)
                                  -----------   -------    --------      -------
                                  15,841,575    123,699     282,976      99,052
                                  -----------   -------     -------      -------
Net increase (Decrease) in Cash       25,392    (45,407)     64,691        (172)
Cash-beginning                             -     70,799       6,108       6,280
                                  -----------   -------     --------     -------
Cash-End                         $    25,392     25,392      70,799     $ 6,108
                                  -----------   -------     --------      ------

Supplemental Disclosures                   -          -           -           -
Cash Paid                                  -          -           -           -
Interest                         $         -          -           -    $  2,637
                                 -----------    --------   --------    --------
                                 -----------    --------   --------    --------















Haber, Inc.                                  A Development Stage Enterprise


                                                  For the Years Ended
                                                         May 31
                                           2000           1999          1998


Non-Cash Investing and Financing
  Activities
   Stock issued in payment
   of debt and interest                11,000,000              -       390,423
                                          -------       --------       -------
                                          -------       --------       -------
   Common stock returned
     by directors                              -              -             -
                                         --------       --------       -------
                                         --------       --------       -------
  Fixed assets purchased with
    common stock                               -              -             -
                                         --------       --------       -------
                                         --------       --------       -------
  Preferred stock converted
    into common                              900               -             -
                                         --------       --------       -------
                                         --------       --------       -------
 Stock issued for acquisition
    of equity interest in
    Medco Health Corporation                   -               -             -
                                         --------      ---------       -------
                                         --------      ---------       -------




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

e. Research and Development Costs: The Company charges research and development costs, which are not incurred in conjunction with contractual obligations to expense as incurred. $1,542 has been charged to expense the year ended May 31, 2000.

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

The Main on-going activity of the Company's business through 2000 was the furthering of its technology, EMP. This comprised the completion and introductory sales of its EMP 15K-1 instrument and selected reagents for its use. Also, provision for preparation of pertinent new patent applications have been completed, with appropriate notification of the U.S. Patent Office to prioritize the same.

4) Due to Related Parties

(a)Payables have been generated by transactions with related parties which are detailed as follows:


                                                        May 31
                                            2000                1999
Shareholders                           $   192,354           $ 172,427
Corporate officers and directors            (4,563)             16,572
Joint Venture                                  271                 271
                                       -----------          ------------
                                       $   188,062           $ 189,270
                                       -----------          ------------

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



5) Income Taxes

As of May 31, 2000, the Company has a net operating loss and investment tax credit carry forward for federal income tax purposes of 13,105,383 and $33,120, respectively. If not offset against taxable income, the operating loss carry forward will expire as follows:

                                    Net Operating             Investment Tax
                                     Loss Carry                   Credit
                                      Forward                  Carry forward
Year End May 31,
                      PRIOR                                     $     7,100
                      2000               322,178                     14,067
                      2001             2,177,631                     11,953
                      2002             1,268,752                          -
                      2003             2,414,382                          -
                      2004             2,267,089                          -
                      2005               982,263                          -
                      2006               776,330                          -
                      2012               301,344                          -
                      2013               337,220                          -
                      2014             1,279,736                          -
                      2015               978,458                          -

                                      ----------              -------------
                                   $  13,105,383               $     33,120
                                      ----------              -------------

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

These carry forwards are not expected to be utilized. Based on a 35% federal tax rate, the Company has deferred tax assets of approximately $4,620,004 and $5,419,259 at May 31, 2000 and 1999 respectively, which were totally offset by valuation allowances.


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


9)Options issued in exchange for services.

FAS 123 encourages the use of a fair value method of accounting for stock based awards under which the fair value of the stock options is determined on the date of grant, and expensed over the vesting period. The value of these options have not been recorded due to the immaterial amounts.

Under APB-25 compensation expense is generally not recommended when both the exercise price is the same as the market price, and the number of shares to be issued is set on the date the stock option is granted.

Warrant activity for the period was as follows:


                                           Shares      Option Value     Total
                                                        Per  Share      Value


Balance at May 31, 1998                    393,000     .0186           7,318
Issued for Service                       3,111,167     .138          429,353
Issued in Lieu of Interest                  60,000     .036            2,160
Issued in Connection with Stock Purchase     9,000     .136              243
Expired                                 (3,080,000)    .027         (425,040)
                                        -----------    .138         ---------
Balance as of May 31, 1999                 493,000        -           14,034

Issued in Connection with Stock Purchase   100,000     .023          $ 2,300
                                          ----------                ---------

Balance at May 31, 2000                    593,000                    16,334
                                          ----------                ---------
                                          ----------                ---------

10) Leases

The company is obligated under a verbal month-to-month lease agreement on its primary office space in Towaco, NJ. The rent is $3,000.00 per month. This will terminate in October 31, 2000.

On May 3, 2000 Haber, Inc. entered into a new lease agreement for an office space approximately 3,000 square feet located at 2262, N US1 Hwy. Fort Pierce, Florida. The lease commenced July 1, 2000, and terminates June 30, 2001. The rent shall be $1,750.00 + sales tax of $113.75 per month.

The following is the company's liabilities

                   For the year ended		  Amount
                   5/31/01				35,501.25
                   5/31/02				 1,863.75
                                                ----------
                                                37,365.00




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

12)  Other Matters:

(A)	The Company is in the process of selling their unused State of New
Jersey
Corporation tax losses to New Jersey Economic Development Authority. On November 23, 1999, Haber, Inc. received a letter from the State of New Jersey confirming the amount of the unused carry forward losses of $2,037,184 for the period of 1993 through 1998. Haber, Inc. has sold these losses for $115,255.

(B)	On September 13, 1999, the Board of Directors authorized the issuance of 960,000 shares of restricted common stock to buy out all of the limited partnership units held by the limited partners of the Lodestone Partners.




13) Selected Quarterly Financial Information (Unaudited)


                                 First       Second        Third        Fourth
                                 Quarter     Quarter       Quarter      Quarter


2000


Net sales                              -           -           -             -
Gross profit                           -           -           -             -
Operating income                       -           -           -             -
Net (loss)                      (195,357)   (672,809)    (29,761)      (80,531)
Net (loss) per common share        (.002)      (.008)      (.000)        (.001)


1999


Net sales                              -           -            -            -
Gross (loss)                           -           -            -            -
Operating Income                       -           -            -            -
Net (loss)                      (368,887)   (325,493)    (246,372)    (339,004)
Net (loss) per common share        (.006)      (.005)       (.003)       (.004)




Haber, Inc.                                   A Development Stage Enterprise


14)Computation of Fully Diluted Earnings Par Common Share




                                                          May 31,
                                               2000        1999         1998

Earnings (Losses)                           (978,458)  (1,279,736)     (337,220)


Shares
Weighted average number of common
  shares outstanding                      83,471,973   69,955,262    49,799,193
Additional shares assuming conversion
  of Convertible preferred stock             242,984      242,984       244,153
Warrants reduced by the number of shares
  which could have been purchased with
  proceeds from the exercise of such
  warrants                                         -            -             -



Weighted Average Number of Common Shares
Outstanding as Adjusted                   83,714,957      198,246    50,043,346



(Loss) Par Common Share Assuming Full
Dilution                                      (.012)       (.018)         (.007)






This calculation is submitted in accordance with Regulation S-K, Item 601
(b)(11) although it is contrary to paragraph 40 of ABP Opinion No. 15 because it produces an anti-dilutive result.

1

Page 2