Form 10-Q
period 2000-08-31
HABER INC
filed 2001-03-14
CIK 355699

SECURITIES & EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended August 31, 2000 Commission File Number 0-9966
       _________________________________________________________________


                                  HABER, INC.


               Delaware                                22-2305613
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)



                                4 Hampton Court
                             Jersey City, NJ 07302
                   ________________________________________
                   (Address of principal executive offices)



                                (201) 209-9955
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                       ______  Yes                ___X___  No













     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
85,881,715 shares of Common Stock, $.01 par value.



                        PART I - FINANCIAL INFORMATION

                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                                 BALANCE SHEET.

                                  (UNAUDITED)



                                   ASSETS


                                           August 31,           May 31,
                                            2000                 2000
                                          -----------           --------


CURRENT ASSETS
    Cash in banks                           $11,262               $25,392
    Inventory                                 9,000                 9,000
    Loans Receivable                          4,500                 4,500
                                             -------              --------
                                             24,762                38,892
                                             -------              --------

PROPERTY AND EQUIPMENT
    Equipment                               343,702               343,702
    Furniture and fixtures                  104,679               104,679
                                            -------               -------
                                            448,381               448,381

    Less:  Accumulated depreciation
           amortization                     433,030               432,180
                                            -------               -------
                                             15,351                16,201
                                            -------               -------

OTHER ASSETS
    Security deposit                          3,703                 3,703

    Other assets                                492                   492
                                             ------                ------
                                              4,195                 4,195
                                             ------                ------
TOTAL ASSETS                              $  44,308            $   59,288
                                          ---------             ----------
                                          ---------             ----------

                         See Notes to Financial Statements



                                 HABER, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                                BALANCE SHEET
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                  August 31,        May 31,
                                                     2000            2000
                                                -----------         -------

CURRENT LIABILITIES
    Accounts payable                           $     35,081      $   86,835
    Accrued Expenses                                 92,535          32,900
    Due to related parties                          200,316         188,062
    Taxes payable                                     3,061           2,120
    Deposits Payable                                      0          10,000
                                               ------------    ------------
Total Liabilities                                   330,993         319,917
                                               ------------    ------------


STOCKHOLDERS- (DEFICIT)
-   Common Stock $.01 par value-150,000,000
    shares authorized 86,064,865 and
    85,757,492 shares issued, respectively          860,949         857,875

-   Preferred Stock -$10 par value-600,000
    shares authorized; 146,308 & 146,308
    shares issued, respectively                   1,454,080       1,454,080

-   Capital in excess of par value               21,765,629      21,748,703

-   Stock subscription receivables                  (36,033)        (36,033)

-   (Deficit) - accumulated during
    development stage                           (22,955,626)    (22,909,570)
                                                ------------     ------------
                                                  1,088,999       1,115,055


    Less: Treasury stock-116,625 shares at
          cost                                     1,375,684      1,375,684
                                                  ---------       ----------

    Total stockholder (Deficit)                     (286,685)      (260,629)
                                                 -----------      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $   44,308      $   59,288
                                                 -----------      ---------


                         See Notes to Financial Statements



                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                             Cumulative          Three months
                                                from                ended
                                             Inception         August 31, 2000
                                             ---------         -----------------

REVENUES                                   $  1,960,068          $       -0-

DIRECT EXPENSES                               1,519,485                  -0-
                                           ------------          -----------
GROSS PROFIT                                    440,583                  -0-
                                           ------------          -----------
GENERAL & ADMINISTRATIVE EXPS.               13,567,121               46,055
RESEARCH & DEVELOPMENT EXPS.                  5,049,940                  -0-

PROVISION FOR UNCOLLECTIBLE
ADVANCES TO AFFILIATES                        1,004,881                  -0-

                                           ------------         ------------
                                             19,621,942              (46,055)
                                           ------------          ------------

OPERATING (LOSS)                            (19,181,359)             (46,055)


OTHER INCOME  (EXPENSE):
Interest income                               1,025,917                  -0-
Other income                                    450,119                  -0-
Interest (expense)                              (96,329)                 -0-
(Loss) on investment in Affiliates             (596,855)                 -0-
Gain(Loss) on disposition of fixed
assets                                           42,881                  -0-
                                            ------------        ------------
                                             (3,774,267)                 -0-


NET (LOSS)                                 $(22,955,626)       $     (46,055)
                                            ------------        -------------
LOSS PER SHARE                                    (.268)               (.001)
                                            ------------        -------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                85,757,492           85,757,492
                                            ------------        -------------
                                            ------------        -------------

                         See Notes to Financial Statements



                                    HABER, INC.

                         A DEVELOPMENT STAGE ENTERPRISE
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                              Cumulative         Three Months
                                                 from                Ended
                                              Inception        August 31, 2000
                                             -----------     -----------------


CASH FLOW FROM OPERATING ACTIVITIES:

-   Net (loss)                              $(22,955,625)        $  ( 46,055)
-   Adjustment to reconcile net (loss)
    to net cash flow from operating
    activities:
-   Depreciation                               1,657,418                 850
-   Amortization                               1,116,210                 -0-
-   (Gain) loss on disposal of fixed assets      (42,881)                -0-
-   Stock issued for services                  3,647,941                 -0-
-   Compensation recognition under employee
    stock option plans                           808,458                 -0-
-   Loss of investment in affiliates           5,142,591                 -0-
-   Provision for uncollectible advances to
    affiliates                                 1,004,881                 -0-
-   (Increase) decrease in current assets        (13,500)                -0-
-   Increase (decrease) in current
    liabilities                                  131,298              (1,179)
                                              -----------            --------
                                              (9,503,209)            (46,384)
                                              -----------            --------


CASH FLOWS FROM INVESTING ACTIVITIES:

-   Patent costs and licenses                   (30,659)                 -0-
-   Purchase of fixed assets                 (2,412,244)                 -0-
-   Investments in and advances to
    Affiliates                               (3,912,626)                 -0-
-   Proceeds from sale of fixed assets        1,086,007                  -0-
-   Goodwill acquired                        (1,085,551)                 -0-
-   (Increase) decrease in other assets          (4,285)            $    -0-
                                            ------------           ---------

                                           $ (6,359,358)            $    -0-
                                           -------------            ---------


                        See Notes to Financial Statements




                                  HABER, INC.

                       A DEVELOPMENT STAGE ENTERPRISE
                          STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                              Cumulative       Three Months
                                                 from              Ended
                                              Inception      August 31, 2000
                                              ---------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

-   Proceeds from issuance of stock       $   17,078,190         $   20,000
-   Cash dividends                              (505,976)                -0-
-   Purchase of treasury stock                (1,375,684)                -0-
-   Recovery of insider's selling profit          17,198                 -0-
-   Payment of cap. Lease obligations           (303,652)                -0-
-   Advances from related parties              1,189,068              16,330
-   Repayments to related parties               (189,282)             (4,076)
-   Increases in long-term debt                1,138,477                 -0-
-   Payment against long-term debt            (1,138,477)                -0-
-   Proceeds of notes payable                     25,976                 -0-
-   Repayment of notes payable                   (25,976)                -0-
-   Stock subscription receivable                (36,033)                -0-
                                           --------------         ----------

                                              15,873,829              32,254
                                           --------------         ----------

NET INCREASE (DECREASE) IN CASH                   11,262             (14,130)

-   CASH-beginning                                   -0-              25,392
-   CASH-end                               $      11,262        $     11,262
                                           -------------         -----------
                                           -------------         -----------

SUPPLEMENTAL DISCLOSURES
-   Interest                                         -0-                 -0-
                                             -----------          -----------


NON-CASH INVESTING & FINANCING ACTIVITIES
-   Stock issued in payment of debt and
    interest                                        -0-                  -0-
                                             -----------          -----------



                      See Notes to Financial Statements




                                  HABER, INC.

                       A DEVELOPMENT STAGE ENTERPRISE
                       NOTES TO FINANCIAL  STATEMENTS
                               AUGUST 31, 2000
                                 (UNAUDITED)

NOTE 1 - REGARDING FINANCIAL STATEMENTS:
         ------------------------------
The financial information herein submitted is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal occurring accruals) necessary for a fair statement of the results of operations for the periods being presented. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's financial statements for the fiscal year ended May 31, 2000 and the Form 10-K dated January 4,2001.

NOTE 2 - DUE FROM/TO RELATED PARTIES:
         ---------------------------
Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:


                                                          AUGUST 31, 2000
                                                          ---------------
Due to (from) Related Parties:
Corporate Officers and Directors                              $    (8,639)
Shareholders                                                      208,684
Joint Venture                                                         271
                                                          -----------------
                                                              $   200,316
                                                          -----------------



NOTE 3 - CAPITAL STOCK:
         -------------
During the three months ended August 31, 2000 the Company issued 124,223 shares of common stock, par value $.01 per share, for aggregate consideration of $10,000, represented by $10,000 of investors cash.

NOTE 4 - OTHER MATTER:
         ------------
     The financial statements show a loss of $46,055 for the three months ended August 31, 2000 with accumulated (deficits) $(22,955,626) as of the date.
     It is highly likely that the Company will continue to sustain losses for the foreseeable future. Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.







                                    PART I



Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations


Results of Operations:



Three Months ended August 31, 2000, the Registrant's revenues were $ -0-


Liquidity and Capital Resources:

	The Registrant's liquidity and working capital, summarized in the following table, increased during the quarter ended August 31, 2000.


                                        August 31, 2000         May 31, 2000

Cash and Temporary Investments         $         11,262          $    70,799
Working Capital                                (105,915)            (251,025)
Working Capital Ratio                           (.09).1              (.09).1

     The Registrant's negative working capital and liquidity position at August 31, 2000 must be supplemented in order to meet the demands upon its working capital, and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.
 The Registrant will continue to seek additional funds and there is no assurance that the Company will be able to sustain its financial needs. The Registrant is endeavoring to reorganize its technological position in order to attract dealers for its instruments both abroad and in the U.S. In addition, it is continuing in search of alternative financing directions, but continues to rely heavily upon its Directors and existing shareholders for financial support.


                     PART II - OTHER INFORMATION

Item 5.  Other information

         None.

















SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                          Corporation

                                          (Registrant)







                                                  Norman Haber
Date: March 9, 2001   By:             ________________________________
                                                    Norman Haber
                                               Chairman of the Board







                                                   Paul Buiar
Date: March 9, 2001   By:             ________________________________
                                                   Paul Buiar
                                                    Secretary