Form 10-Q
period 2000-11-30
HABER INC
filed 2001-03-20
CIK 355699

SECURITIES & EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended November 30, 2000 Commission File Number 0-9966
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


                       ______  Yes                ___X___  No













     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
88,264,865 shares of Common Stock, $.01 par value.


                        PART I - FINANCIAL INFORMATION

                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                                 BALANCE SHEET.

                                  (UNAUDITED)



                                   ASSETS


                                           November 30,         May 31,
                                            2000                 2000
                                          -----------           --------


CURRENT ASSETS
    Cash in banks                          $102,580               $25,392
    Inventory                                 9,000                 9,000
    Loans Receivable                          4,500                 4,500
                                             -------              --------
                                            116,080                38,892
                                             -------              --------

PROPERTY AND EQUIPMENT
    Equipment                               343,702               343,702
    Furniture and fixtures                  104,679               104,679
                                            -------               -------
                                            448,381               448,381

    Less:  Accumulated depreciation
           amortization                     443,880               432,180
                                            -------               -------
                                             14,501                16,201
                                            -------               -------

OTHER ASSETS
    Security deposit                          3,703                 3,703

    Other assets                                492                   492
                                             ------                ------
                                              4,195                 4,195
                                             ------                ------
TOTAL ASSETS                              $ 134,776            $   59,288
                                          ---------             ----------
                                          ---------             ----------

                         See Notes to Financial Statements


                                 HABER, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                                BALANCE SHEET
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                November 30,        May 31,
                                                     2000            2000
                                                -----------         -------

CURRENT LIABILITIES
    Accounts payable                           $     37,362      $   86,835
    Accrued Expenses                                 59,635          32,900
    Due to related parties                          219,942         188,062
    Taxes payable                                     3,789           2,120
    Deposits Payable                                      0          10,000
                                               ------------    ------------
Total Liabilities                                   320,728         319,917
                                               ------------    ------------


STOCKHOLDERS- (DEFICIT)
-   Common Stock $.01 par value-150,000,000
    shares authorized 88,264,865 and
    85,757,492 shares issued, respectively          882,949         857,875

-   Preferred Stock -$10 par value-600,000
    shares authorized; 146,308 & 146,308
    shares issued, respectively                   1,454,080       1,454,080

-   Capital in excess of par value               21,842,629      21,748,703

-   Stock subscription receivables                  (36,033)        (36,033)

-   (Deficit) - accumulated during
    development stage                           (22,953,893)    (22,909,570)
                                                ------------     ------------
                                                  1,189,732       1,115,055


    Less: Treasury stock-116,625 shares at
          cost                                    1,375,684       1,375,684
                                                  ---------       ----------

    Total stockholder (Deficit)                    (185,952)       (260,629)
                                                 -----------      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   134,776      $   59,288
                                                 -----------      ---------


                         See Notes to Financial Statements







                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                             Cumulative          Three months
                                                from                ended
                                             Inception         November 30, 2000
                                             ---------         -----------------

REVENUES                                   $  1,960,068          $       -0-

DIRECT EXPENSES                               1,519,485                  -0-
                                           ------------          -----------
GROSS PROFIT                                    440,583                  -0-
                                           ------------          -----------
GENERAL & ADMINISTRATIVE EXPS.               13,698,312              131,191
RESEARCH & DEVELOPMENT EXPS.                  5,049,940                  -0-
PROVISION FOR UNCOLLECTIBLE
ADVANCES TO AFFILIATES                        1,004,881              131,191

                                           ------------         ------------
                                             19,753,133              131,191
                                           ------------          -----------

OPERATING (LOSS)                            (19,312,133)            (131,191)


OTHER INCOME  (EXPENSE):
Interest income                               1,025,917                 -0-
Other income                                    583,043             132,924
Interest (expense)                              (96,329)                -0-
(Loss) on investment in Affiliates           (5,196,855)                -0-
Gain(Loss) on disposition of fixed
assets                                           42,881                 -0-
                                            ------------       ------------
                                             (3,641,343)            132,924


NET INCOME/(LOSS)                          $(22,953,893)      $       1,733
                                            ------------       -------------
INCOME/(LOSS) PER SHARE                           (.260)               .000
                                            ------------       -------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                88,264,865          88,264,865
                                            ------------       -------------
                                            ------------       -------------

                         See Notes to Financial Statements





                                    HABER, INC.

                         A DEVELOPMENT STAGE ENTERPRISE
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                              Cumulative         Three Months
                                                 from                Ended
                                              Inception        November 30, 2000
                                             -----------     -----------------


CASH FLOW FROM OPERATING ACTIVITIES:

-   Net Income (loss)                       $(22,953,892)        $     1,733
-   Adjustment to reconcile net (loss)
    to net cash flow from operating
    activities:
-   Depreciation                               1,658,268                 850
-   Amortization                               1,116,210                 -0-
-   (Gain) loss on disposal of fixed assets      (42,881)                -0-
-   Stock issued for services                  3,736,941              89,000
-   Compensation recognition under employee
    stock option plans                           808,458                 -0-
-   Loss of investment in affiliates           5,142,591                 -0-
-   Provision for uncollectible advances to
    affiliates                                 1,004,881                 -0-
-   (Increase) decrease in current assets        (13,500)                -0-
-   Increase (decrease) in current
    liabilities                                  101,407             (29,891)
                                              -----------            --------
                                              (9,441,517)             61,692
                                              -----------            --------


CASH FLOWS FROM INVESTING ACTIVITIES:

-   Patent costs and licenses                   (30,659)                 -0-
-   Purchase of fixed assets                 (2,412,244)                 -0-
-   Investments in and advances to
    Affiliates                               (3,912,626)                 -0-
-   Proceeds from sale of fixed assets        1,086,007                  -0-
-   Goodwill acquired                        (1,085,551)                 -0-
-   (Increase) decrease in other assets          (4,285)            $    -0-
                                            ------------           ---------

                                           $ (6,359,358)            $    -0-
                                           -------------           ---------


                        See Notes to Financial Statements






                                  HABER, INC.

                       A DEVELOPMENT STAGE ENTERPRISE
                          STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                              Cumulative       Three Months
                                                 from              Ended
                                              Inception      November 30, 2000
                                              ---------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

-   Proceeds from issuance of stock       $   17,088,190         $    10,000
-   Cash dividends                              (505,976)                -0-
-   Purchase of treasury stock                (1,375,684)                -0-
-   Recovery of insider's selling profit          17,198                 -0-
-   Payment of cap. Lease obligations           (303,652)                -0-
-   Advances from related parties              1,208,998              19,930
-   Repayments to related parties               (189,586)               (304)
-   Increases in long-term debt                1,138,477                 -0-
-   Payment against long-term debt            (1,138,477)                -0-
-   Proceeds of notes payable                     25,976                 -0-
-   Repayment of notes payable                   (25,976)                -0-
-   Stock subscription receivable                (36,033)                -0-
                                           --------------         ----------

                                              15,903,455              29,626
                                           --------------         ----------

NET INCREASE (DECREASE) IN CASH                  102,580              91,318

-   CASH-beginning                                    -0-             11,262
-   CASH-end                                $    102,580        $    102,580
                                           -------------         -----------
                                           -------------         -----------

SUPPLEMENTAL DISCLOSURES
-   Interest                                         -0-                 -0-
                                             -----------          -----------


NON-CASH INVESTING & FINANCING ACTIVITIES
-   Stock issued in payment of debt and
    interest                                      89,000              89,000
                                             -----------          -----------



                      See Notes to Financial Statements






                                  HABER, INC.

                       A DEVELOPMENT STAGE ENTERPRISE
                       NOTES TO FINANCIAL  STATEMENTS
                               NOVEMBER 30, 2000
                                 (UNAUDITED)

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

NOTE 2 - DUE FROM/TO RELATED PARTIES:
         ---------------------------
Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:


                                                        NOVEMBER 30, 2000
                                                          ---------------
Due to (from) Related Parties:
Corporate Officers and Directors                              $    (8,943)
Shareholders                                                      228,614
Joint Venture                                                         271
                                                          -----------------
                                                              $   219,942
                                                          -----------------



NOTE 3 - CAPITAL STOCK:
         -------------
During the three months ended November 30, 2000 the Company issued 2,200,000 shares of common stock, par value $.01 per share, for aggregate consideration of $99,000, represented by $10,000 of investors cash plus $89,000 of stock issued for services rendered.

NOTE 4 - OTHER MATTER:
         ------------
     The financial statements show a profit of $1,733 for the three months ended November 30, 2000 with accumulated (deficits) $(22,953,893) as of the date.
     It is highly likely that the Company will continue to sustain losses for the foreseeable future. Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.






                                    PART I



Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations


Results of Operations:



Three Months ended November 30, 2000, the Registrant's revenues were $ -0-

The company reported a profit of $1,733 for the quarter ending
November 30,2000 principally due to the sale of New Jersey tax loss carry forwards of $121,404.

Liquidity and Capital Resources:

	The Registrant's liquidity and working capital, summarized in the following table, increased during the quarter ended November 30, 2000.


                                      November 30, 2000         May 31, 2000

Cash and Temporary Investments         $        102,580          $    70,799
Working Capital                                  15,294             (251,025)
Working Capital Ratio                            1.15.1              (.09).1

     The Registrant's minimal working capital and liquidity position at November 30, 2000 must be supplemented in order to meet the demands upon its working capital, and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.
 The Registrant will continue to seek additional funds and there is no assurance that the Company will be able to sustain its financial needs. The Registrant is endeavoring to reorganize its technological position in order to attract dealers for its instruments both abroad and in the U.S. In addition, it is continuing in search of alternative financing directions, but continues to rely heavily upon its Directors and existing shareholders for financial support.


                     PART II - OTHER INFORMATION

Item 5.  Other information

         None.













SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                          Corporation

                                          (Registrant)







                                                  Norman Haber
Date: March 19, 2001   By:             ________________________________
                                                    Norman Haber
                                               Chairman of the Board







                                                   Paul Buiar
Date: March 19, 2001   By:             ________________________________
                                                   Paul Buiar
                                                    Secretary