Form 10-K/A
period 2000-05-31
HABER INC
filed 2001-08-10
CIK 355699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K\A
                Annual Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

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

                                     None

         Securities registered pursuant to Section 12 (j) of the Act:

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

Employees

In 2000, the Company retained:  2 employees and 2 independent consultants.

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


ITEM 2
PROPERTIES

The Registrant maintains laboratory and general office facilities in one building leased by the registrant and located in Towaco, New Jersey. The building has a total of approximately 2,500 square feet of space. Included in these facilities are 3 laboratories, a prototype machine shop, and a small area for pre-piloting processing. These facilities house the equipment necessary for the Registrant to conduct its research and development activities for the foreseeable future.

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

In September 1993, the Company settled this penalty for $22,500 to be paid in four semi-annual installments of $5,000 and one final semi-annual installment of $2,500 plus interest at 5.5% beginning October 1993. Since only one payment has been made on the settlement to date, the entire amount which totals $23,169 including interest, is currently due and is included in accounts payable.

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























HABER, INC.                                    A Development Stage Enterprise
PRIVATE  Selected Financial Data
ITEM 6



               Cumulative
             From Inception     2000      1999       1998      1997     1996
                12/2/1979
Statement of
Operations
Data
- Revenues      $ 1,960,068 $        -  $       -  $ 14,891   $ 11,748  $     -
- Directed
  Expenses        1,519,485          -          -   105,113     43,724        -
- General
  Administrative
  Expenses       13,518,834  1,037,907    261,993   245,208    278,477  252,374
- Research
  Development
  Expenses        5,049,940      1,542     20,878         -        -         -
- Operating
  (loss)        (19,133,072)(1,039,449)(1,282,871) (335,330) (310,453) (284,628)
- Interest
  Income          1,025,917          -      3,135       747         -        -
- Net (loss)    (22,907,339)  (978,458)(1,279,736) (337,220) (301,344) (359,728)
- Net (loss)
  per  share                      (.01)      (.18)     (.01)     (.01)
(.01)

Balance Sheet Data


- Working Capital         $(281,025) $(177,786) $(304,803)$(225,463)$(286,932)
- Total assets               59,288     97,565     61,570    58,842    82,521
- Total Liabilities         319,917    260,335    322,661   243,744   311,518
- Stockholders'(deficit)   (260,629)  (159,880)  (261,091) (184,900) (246,997)


















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

The Registrant will continue to effect reductions in its operating expenses while conforming with continuing operations with the limited amount of working capital available. This policy will continue until revenue from sales or adequate refinancing enables otherwise. The Company is currently leasing its facility in Towaco, NJ. It is anticipated that the Registrant will continue to lease its site at the current address during the fiscal year ended May 31,2000.

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







2000 Compared with 1999

The net loss for 2000 decreased by $301,278 to $978,458 due mainly to decrease expenses and sale of tax losses.

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
(two persons)

Under the terms of understanding as approved and as indicated in the May
31, 1985 notes to financial statement Mr. Haber was awarded compensation $86,000 per annum. Since 1989 Mr. Haber has received no cash compensation.
It is anticipated the Mr. Haber will receive compensation in future years which will also include a portion of arrearages. If the accumulated arrearages was recorded in the financial statements for the year ended
May 31, 2000, there would be an additional loss of $1,462,000 and this would also, increase liabilities, reduce stockholders equity and increase loss per share, by similar amounts. Management has advised that because of continual operational losses, and lack of liquid capital, payment of arrearages are unlikely.

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


       Name of                No. of shares of Common               %
  Beneficial Owner        Stock and Nature of Beneficial         of class

    Norman Haber                   3,373,159 (1)                   4.4%
    Paul Buiar                       171,308                        *
    All directors a group          3,544,467                       4.4%
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


    Statements of Changes in Stockholder's Equity from
    Inception to May 31, 2000.                                 F-6   F-11


    Statements of Cash Flows for the years ended May 31,
    2000, 1999, 1998 and 1997 and from the inception to
    May 31, 2000.                                             F-12   F-13


    Notes to Financial Statement                              F-14   F-20


2.  Schedule II - Valuation and Qualifying Accounts           F-21


3.  Exhibit 11 - Statement re: computation of earnings per
                 share                                        F-22



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

Dated: Dated: August 2, 2001


             HABER, INC.
             (Registrant)


Norman Haber
______________________
Norman Haber, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 2, 2001


Norman Haber
_________________________
Norman Haber
Haber Inc., Chief Executive Officer and Director
               (Principal Executive Officer)






Dated: August 2, 2001


Paul Buiar
_________________________
Paul Buiar









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


Gerald Brignola                                                   Michael Chase
Anthony Capricuso                                            Michael J. Nardino

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Haber, Inc.
470 Main Road
Towaco, New Jersey 07082

We have audited the accompanying balance sheets of Haber, Inc. as of May 31,2000 and May 31, 1999 and the related statements of operations, Stockholder's deficit, and cash flows for each year in the three year periods ended May 31, 2000, and for the period from inception to May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for opinion.

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

In our opinion the financial statements at May 31 2000 and May 31, 1999 present fairly, in all material respects, the financial position of Haber, Inc. The results of operations from inception through May 31, 2000 and for each of the three years in the three-year period ended May 31, 2000, in conformity with generally accepted accounting principles.



GERALD BRIGNOLA, CPA. PA
Hackensack, NJ
January 5, 2001


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
   shares authorized; 85,787,492 and
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




See notes to financial statements





Haber, Inc.                                   A Development Stage Enterprise

Statements of Operations


                               Cumulative              For the Years Ended
                              from Inception                  May 31

                                               2000         1999         1998
- Revenues                     1,960,068            -            -    $  14,891
- Direct Expenses              1,519,485            -            -      105,013
                               ----------    --------    ---------    ----------
- Gross Profit (loss)            440,583            -            -      (90,122)
                               ----------    --------    ---------    ----------
- General and Administrative
   Expenses                   13,521,065    1,037,907    1,261,993      245,208

- Research and Development
   Expenses                    5,049,940        1,542       20,878            -
- Provision for Uncollectible
   Advances to Affiliates      1,004,881            -            -            -
                              -----------   ---------    ----------    ---------
                              19,575,886    1,039,449     1,282,871     245,208
                              -----------   ---------    ----------    ---------
- (Loss) Before Other Income
 (Expenses)                  (19,135,303)  (1,039,449)   (1,282,871)   (335,330)
                             ------------  -----------   ----------    ---------

- Other Income (Expenses)
   Interest Income             1,025,917            -           381         747
   Other Income                  450,119      115,255         2,754           -
   Interest (expense)            (96,329)           -             -      (2,637)
   (Loss) on investments in
   affiliates                 (5,196,855)     (54,264)            -           -

   Gain on disposition of
   fixed assets                   42,881            -             -           -
                              -----------   -----------   -----------   --------
                              (3,774,267)       60,991        3,135      (1,890)
                              -----------   -----------   -----------   --------

- Net (Loss)                $(22,909,570)    $(978,458) ($1,279,736)  $(337,220)
                             ------------   -----------   -----------  ---------

- (Loss) per Share                     -     $   (.012)  $    (.018)   $  (.007)
- Weighted Average Common Shares
Outstanding During the Period          -    83,471,973   69,955,262  $49,799,193


See notes to Financial statements



Haber, Inc.                                   A Development Stage Enterprise
Statement of Changes in Stockholder's Deficit

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



See notes to financial statements






Haber, Inc.                                  A Development Stage Enterprise

Statements of Changes in Stockholders' Deficit
                                                  Inception Through May 31, 2000


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


See notes to financial statements



Haber, Inc.                              A Development Stage Enterprise

Statements of Changes in Stockholders' Deficit
                                                  Inception Through May 31 2000
                                                                 Total
                                       Treasury Stock         Shareholder
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


See notes to financial statements


Haber, Inc.                                A Development Stage Enterprise

Statements of Changes in Stockholders' Deficit
                                                  Inception Through May, 31 2000




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



See notes to financial statements







Haber, Inc.                                  A Development Stage Enterprise

Statements of Changes in Stockholders' Deficit
                                                  Inception Through May 31, 2000


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



See notes to financial statements





Haber, Inc.                                   A Development Stage Enterprise
Statements of Changes in Stockholders' Deficit
                                                  Inception Through May 31, 2000


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


See notes to financial statements














Haber, Inc.                                A Development Stage Enterprise

Statements of Changes in Stockholders' Deficit
                                                  Inception Through May 31, 2000



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



See notes to financial statements







Haber, Inc.                                  A Development Stage Enterprise
Statements of Changes in Stockholders Deficit
                                                  Inception Through May 31, 2000


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



See note to financial statements










Haber, Inc                                       A Development Stage Enterprise
Statements of Changes in Stockholders Deficit
                                                 Inception Through May 31, 2000


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



See notes to financial statements


Haber, Inc.                                A Development Stage Enterprise

Statements of Changes in Stockholders' Deficit

                                                  Inception Through May 31, 2000

                                                             Convertible
                                                              Preferred
                                    Common Stock                Stock
                                Shares        Amount      Shares       Amount

Balance May 31, 1997           46,480,800     464,808      146,308    1,463,080
  Sale of stock                 6,275,000      27,250            -            -
  Stock issued for services     3,998,573      39,986            -            -
  Conversions of warrants               -           -            -            -
  Stock issued in payment
  of liabilities                        -           -            -            -
  Net (loss) for the year               -           -            -            -
                                 ---------    -------    ---------    ---------

Balance May 31, 1998            56,754,373    532,044      146,308    1,463,080
  Sale of stock                  4,926,334     49,264            -            -
  Stock issued for services     13,320,195    168,701            -            -
  Conversions of warrants               -           -            -            -
  Stock issued in payment
  of liabilities                 1,666,667     16,667            -            -
  Net (loss) for the year               -           -            -            -
                                 ---------    -------    ---------    ---------

Balance May 31, 1999            76,667,569    766,676      146,308    1,463,080
  Conversions of stock               1,169         11         (900)      (9,000)
  Sale of stock                  1,838,754     18,388            -            -
  Stock issued for services      6,180,000     61,800            -            -
  Stock issued in payment
  of liabilities                   140,000      1,400            -            -
  Buyout of: investment            960,000      9,600            -            -
  Net (loss) for the year                -          -            -            -
                                 ---------    -------    ---------    ---------

Balance May 31, 2000            85,787,492    857,875      145,408    1,454,080


See notes to financial statements



Haber, Inc.                                  A Development Stage Enterprise
Statements of Changes in Stockholders Deficit


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




Haber, Inc                                   A Development Stage Enterprise
Statements of Changes in Stockholders Deficit
                                                 Inception Through May 31, 2000


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




Haber, Inc.                                  A Development Stage Enterprise

Statements of Cash Flows                                           Page 1 of 2

                                  Cumulative              For the Years Ended
                                from Inception                   May 31
                                                 2000        1999       1998

Cash Flows from Operating
Activities
- Net (loss)                   (22,909,570)   (978,458) (1,279,736)   (337,220)
- Adjustments to reconcile net
    (loss) to net cash used
    for operating activities:
-   Depreciation                 1,656,568       3,366       3,051       1,230
    Amortization                 1,116,210                       -           -
    (Gain) on disposal of
    fixed assets                   (42,881)          -           -           -
    Stock issued for services    3,647,941      752,803  1,068,435     196,826
    Compensation recognized
    under employees' stock
    opinion plans                  808,458           -           -           -
    Loss on investments in
    affiliates                   5,142,591           -           -           -
    Provision for uncollectible
    advances to affiliates       1,004,881           -           -           -
    (Increase) decrease
    in current assets              (13,500)     (1,750)          -         250
    Increase (decrease)
    in current liabilities         132,477      63,679     (35,590)     44,069
                                 ----------  ----------  -----------    -------
                                (9,456,825)   (160,360)   (243,840)    (94,845)

Cash Flows from Investing
Activities


-Patent costs and licenses         (30,659)          -           -           -
-Purchase of fixed assets       (2,412,244)     (9,700)      (6,209)    (3,632)
-Proceeds from sale of fixed
 assets                          1,086,007           -           -           -
-Investments and advances to
 affiliates                     (3,912,626)          -           -           -
-Goodwill acquired              (1,085,551)          -           -           -
-(Increase) decrease in other
 assets                             (4,285)        954      31,764        (747)
                                ----------   ----------    --------     -------
                                (6,359,358)     (8,746)     25,555      (4,379)
                                -----------  ----------    --------     -------



See notes to financial statements




Haber, Inc.                                   A Development Stage Enterprise

Statements of Cash Flows                                           Page 2 of 2

                                  Cumulative            For the Years Ended
                                from Inception                 May 31
                                                 2000          1999        1998

Cash Flows from Financing
Activities
- Proceeds from issuance of
  stock                           17,058,190    124,906     282,651      67,236
- Cash dividends                    (505,976)         -           -           -
- Purchase of treasury stock      (1,375,684)         -           -           -
- Recovery of insider's selling
   profit                             17,198          -           -           -
- Payment of capital
   lease obligation                 (303,652)         -           -           -
- Advances from related parties    1,172,738     54,800           -      53,500
- Repayments to related
   parties                          (185,206)   (56,007)    (29,625)    (18,651)
- Increase in long-term debt       1,138,477          -           -           -
- Payment against long-term debt  (1,138,477)         -           -           -
- Proceeds of notes payable           25,976          -           -           -
- Repayment of notes payable         (25,976)         -           -           -
- Stock subscription receivable      (36,033)         -      29,950      (3,033)
                                  -----------   -------    --------      -------
                                  15,841,575    123,699     282,976      99,052
                                  -----------   -------     -------      -------
Net increase (Decrease) in Cash       25,392    (45,407)     64,691        (172)
Cash-beginning                             -     70,799       6,108       6,280
                                  -----------   -------     --------     -------
Cash-End                         $    25,392     25,392      70,799     $ 6,108
                                  -----------   -------     --------      ------

Supplemental Disclosures                   -          -           -           -
Cash Paid                                  -          -           -           -
Interest                         $         -          -           -    $  2,637
                                 -----------    --------   --------    --------
                                 -----------    --------   --------    --------















Haber, Inc.                                  A Development Stage Enterprise


                                                  For the Years Ended
                                                         May 31
                                           2000           1999         1998


Non-Cash Investing and Financing
  Activities
   Stock issued in payment
   of debt and interest                   $ 7,913       $ 50,000    $       -
                                          -------        --------      -------
Stock issued for Services                 690,627      1,068,435       95,062
                                         --------       --------       -------

   Common stock returned
     by directors                              -              -             -
                                         --------       --------       -------
                                         --------       --------       -------
  Fixed assets purchased with
    common stock                               -              -             -
                                         --------       --------       -------
                                         --------       --------       -------
  Preferred stock converted
    into common                          $   900               -             -
                                         --------       --------       -------
                                         --------       --------       -------
 Stock issued for buyout
    of all limited partners in
    Lodestone Partnership                    -              -             -
                                          $54,264      ---------       -------
                                          -------      ---------       -------




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



5) Income Taxes

As of May 31, 2000, the Company has a net operating loss and investment tax credit carry forward for federal income tax purposes of 13,105,383 and $33,120, respectively. If not offset against taxable income, the operating loss carry forward will expire as follows:

                                    Net Operating             Investment Tax
                                     Loss Carry                   Credit
                                      Forward                  Carry forward
Year End May 31,
                      PRIOR                                     $    33,120
                      2001            $2,177,631                          -
                      2002             1,268,752                          -
                      2003             2,414,382                          -
                      2004             2,267,089                          -
                      2005               982,263                          -
                      2006               776,330                          -
                      2012               301,344                          -
                      2013               337,220                          -
                      2014             1,279,736                          -
                      2015               978,458                          -

                                      ----------              -------------
                                   $  12,783,205               $     33,120
                                      ----------              -------------

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

c.On March 19, 1999, the Board of Directors adopted a resolution to increase the number of authorized shares of common stock to 150,000,000, which represents an increase of 75,000,000 shares from the year ended
May 31, 1999.   On April 1, 1999 the Board of Directors approved a
resolution to offer a significant premium to induce conversion of convertible voting preferred stock into common stock.

8) Options and Warrants

The Company maintains an Employees' Incentive Stock Option Plan and a 1985 Officers' Stock Option Plan and issues unregistered warrants.

All options have expired as of May 31, 1993.


9)Options issued in exchange for services.

FAS 123 encourages the use of a fair value method of accounting for stock based awards under which the fair value of the stock options is determined on the date of grant, and expensed over the vesting period. The company policy is to apply FAS 123. The value of these options have not been recorded due to the immaterial amounts.

Warrant activity for the period was as follows:

                             Weighted               Option              Maximum
                             Average                Value               Terms of
                             Exercise   Warrants     Per      Total     Options
                             Price                  Share     Value     Granted


Balance at May 31, 1998       .025       393,000    .0186      7,318    04/01/01
Issued for Service                     3,111,167    .138     429,353    03/04/01
Issued in Lieu of
Interest                                  60,000    .036       2,160    09/29/01
Issued in Connection
with Stock Purchases                       9,000    .027         243
10/05/00.
Expired                               (3,080,000)   .138     425,040)
                                      -----------   .  -     --------
Balance as of May 31, 1999    .025       493,167       -      14,034

Issued in Connection
with Stock Purchase                      100,000    .023       2,300    06/02/00
Expired                                  (25,000)   .0186       (465)
                                        ---------   -----    --------

Balance at May 31, 2000       .025       568,167              15,869
                                       ----------            --------
                                       ----------            --------
A) Stock issued in payment of services and liabilities.

The company at times will issue common stock as payment of services and liabilities. Below is a summary of such activity.

                                                Number of            Total
                                              Common shares          Value
Fiscal year-end May 31, 1998
Shares issued for services                      3,998,573         $   95,062

Fiscal year-end May 31, 1999
Shares issued for services                     13,320,195         $1,068,435
Shares issued for liabilities                   1,666,667             50,000

Fiscal yearend May 31, 2000
Shares issued for services                      6,180,000         $  690,627
Shares issued for liabilities                     140,000              7,914

Valuation method of the above activity was based on the average market value Per share for unrestricted stock issued, and a reduction factor of 75% of market value of a fiscal 1998 and 15% of a fiscal 1999 and 2000, for restricted stock issued.

There was no stock issued for compensation during these periods.

Reductions factors of a restricted stock were and are due to the lack of marketability for the company's stock.


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

In September 1993, the Company settled this penalty for $21,927 to be paid in four semi-annual installments of 5,000 and one final semi-annual installment of 2,500 plus interest at 5.5% beginning October, 1993. Since only one payment has been made on this settlement to date, the entire amount, which totals $23,169 including interest, is currently due and is included in accounts payable.

    (B)During the fiscal year ended May 31, 1999, the Company entered into the following agreements whereby the Company issued common stock for services rendered in lieu of cash payments as follows:

       (1)Financial Consulting Services-Issued or to be issued; 3,950,000 shares in a combination of restricted and unrestricted common stock.

       (2)Public Relation Services - On September 1, 1998, 7,500,000 shares of unrestricted common stock was issued to Startec Media Corporation.

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






1

Page 2