Form 10-Q/A
period 2000-08-31
HABER INC
filed 2001-08-10
CIK 355699

SECURITIES & EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q/A

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


                         See Notes to Financial Statements



                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                     Cumulative    Three months    Three months
                                       from            ended          ended
                                     Inception       August 31,     August 31,
                                                       2000           1999
                                     ---------     ------------    -----------

REVENUES                           $  1,960,068     $       -0-     $       -0-

DIRECT EXPENSES                       1,519,485             -0-             -0-
                                   ------------     -----------     -----------
GROSS PROFIT                            440,583             -0-             -0-
                                   ------------     -----------     -----------
GENERAL & ADMINISTRATIVE EXPS.       13,567,121          46,055         165,686
RESEARCH & DEVELOPMENT EXPS.          5,049,940             -0-          29,671
ADVANCES TO AFFILIATES                1,004,881             -0-             -0-
                                   ------------     -----------     -----------
                                     19,621,942         (46,055)        195,357
                                   ------------     ------------    -----------

OPERATING (LOSS)                    (19,181,359)        (46,055)       (195,357)


OTHER INCOME  (EXPENSE):
Interest income                       1,025,917             -0-             -0-
Other income                            450,119             -0-             -0-
Interest (expense)                      (96,329)            -0-             -0-
(Loss) on investment in
Affiliates                             (596,855)            -0-             -0-
Gain(Loss) on disposition
of fixed assets                          42,881             -0-             -0-
                                    ------------   ------------    ------------
                                     (3,774,267)            -0-             -0-


NET (LOSS)                         $(22,955,626)  $     (46,055)   $   (195,357)
                                    ------------   -------------   ------------
LOSS PER SHARE                                            (.001)          (.002)
                                                   -------------   ------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                        86,033,155      78,716,800
                                                   -------------   ------------
                                                   -------------   ------------

                         See Notes to Financial Statements



                                    HABER, INC.

                         A DEVELOPMENT STAGE ENTERPRISE
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                         Cumulative   Three Months  Three Months
                                           from          Ended         Ended
                                         Inception     August 31,   August 31,
                                                         2000          1999
                                         ----------  ------------  -----------


CASH FLOW FROM OPERATING ACTIVITIES:

-   Net (loss)                           $ 22,955,625)  $( 46,055)    $(195,357)
-   Adjustment to reconcile net (loss)
    to net cash flow from operating
    activities:
-   Depreciation                            1,657,418         850           785
-   Amortization                            1,116,210         -0-           -0-
-   (Gain) loss on disposal of fixed
    assets                                    (42,881)        -0-           -0-
-   Stock issued for services               3,647,941         -0-           -0-
-   Compensation recognition
    under employee stock option plans         808,458         -0-           -0-
-   Loss of investment in affiliates        5,142,591         -0-           -0-
-   Provision for uncollectible
    advances to affiliates                  1,004,881         -0-           -0-
-   (Increase) decrease in current assets     (13,500)        -0-          (250)
-   Increase (decrease) in current
    liabilities                               131,298      (1,179)       18,075
                                           -----------    --------     --------
                                           (9,503,209)    (46,384)     (176,747)
                                           -----------    --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES:

-   Patent costs and licenses                 (30,659)         -0-          -0-
-   Purchase of fixed assets               (2,412,244)         -0-          -0-
-   Investments in and advances to
    Affiliates                             (3,912,626)         -0-          -0-
-   Proceeds from sale of fixed assets      1,086,007          -0-          -0-
-   Goodwill acquired                      (1,085,551)         -0-          -0-
-   (Increase) decrease in other assets        (4,285)    $    -0-       $1,460
                                          ------------   ---------   ---------

                                         $ (6,359,358)    $    -0-       $1,460
                                         -------------    --------    ---------


                        See Notes to Financial Statements




                                  HABER, INC.

                       A DEVELOPMENT STAGE ENTERPRISE
                          STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                        Cumulative   Three Months   Three Months
                                           from         Ended          Ended
                                        Inception      August 31,    August 31,
                                                         2000           1999
                                        ---------    -------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

-   Proceeds from issuance of stock      17,078,190     $   20,000   $  166,783
-   Cash dividends                         (505,976)           -0-          -0-
-   Purchase of treasury stock           (1,375,684)           -0-          -0-
-   Recovery of insider's selling profit     17,198            -0-          -0-
-   Payment of cap. Lease obligations      (303,652)           -0-          -0-
-   Advances from related parties         1,189,068         16,330          -0-
-   Repayments to related parties          (189,282)        (4,076)      (4,227)
-   Increases in long-term debt           1,138,477            -0-          -0-
-   Payment against long-term debt       (1,138,477)           -0-          -0-
-   Proceeds of notes payable                25,976            -0-          -0-
-   Repayment of notes payable              (25,976)           -0-          -0-
-   Stock subscription receivable           (36,033)           -0-          -0-
                                         -----------    ----------    ---------

                                         15,873,829         32,254      162,556
                                         -----------    ----------    ---------

NET INCREASE (DECREASE) IN CASH              11,262        (14,130)     (12,731)

-   CASH-beginning                              -0-         25,392       70,799
-   CASH-end                          $      11,262    $    11,262       58,068
                                      -------------    -----------    ----------
                                      -------------    -----------    ----------

SUPPLEMENTAL DISCLOSURES
-   Interest                                    -0-            -0-           -0-
                                        -----------    -----------    ----------

NON-CASH INVESTING &
FINANCING ACTIVITIES
-   Stock issued in payment
    of debt and interest                        -0-            -0-           -0-
                                       -----------     -----------    ----------



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

NOTE 2 - DUE (FROM)/TO RELATED PARTIES:
         ---------------------------
     Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:


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
                                                          -----------------

NOTE 3 - CAPITAL STOCK:
         -------------

     On July 27, 2000, the Company issued 124,223 shares of common stock, par value $.01 per share, for an aggregate consideration of $10,000.

     On August 25, 2000 the Company issued 183,150 shares of common stock, par value $.01 per share, for an aggregate consideration of $10,000.

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

     The Registrant will continue to effect reductions in its operating expenses while conforming with continuing operations with the limited amount of working capital available. This policy will continue until revenue from sales or adequate refinancing enables otherwise. The Company is currently leasing its facility in Towaco, NJ. It is anticipated that the Registrant will continue to lease its site at the current address in 2000.

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


Revenues:

     The Company did not have any revenues for periods ending August 31, 2000, and August 31, 1999.

General and Administrative Expenses:

     General and administrative expenses totaled $46,055 for the three months ended August 31, 2000, a decrease of $119,631, or 72% from the three months ending August 31, 1999. The decrease was primarily due to a reduction in consulting fees, accounting fees, and financial promotions expenses.

Research and Development Expenses

     There were no research and development expenses incurred for the period ending August 31,2000. Research & Development expenses totaled $29,671, in the comparable period of 1999.


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








                                          Corporation

                                          Haber, Inc.







                                                  Norman Haber
Date: July 11, 2001   By:             ________________________________
                                                    Norman Haber
                                               Chairman of the Board







                                                   Paul Buiar
Date: July 11, 2001   By:             ________________________________
                                                   Paul Buiar
                                                    Secretary





1

2