Form 10-Q/A
period 2000-11-30
HABER INC
filed 2001-08-10
CIK 355699

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



                        PART I - FINANCIAL INFORMATION

                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                                 BALANCE SHEET.

                                  (UNAUDITED)



                                   ASSETS


                                           November 30,           May 31,
                                              2000                 2000
                                           -----------           --------


CURRENT ASSETS
    Cash in banks                          $102,580               $25,392
    Inventory                                 9,000                 9,000
    Loans Receivable                          4,500                 4,500
                                          ---------             ---------
                                            116,080                38,892
                                          ---------             ---------

PROPERTY AND EQUIPMENT
    Equipment                               343,702               343,702
    Furniture and fixtures                  104,679               104,679
                                          ---------            ----------
                                            448,381               448,381

    Less:  Accumulated depreciation
           amortization                     443,880               432,180
                                          ---------            ----------
                                             14,501                16,201
                                          ---------            ----------

OTHER ASSETS
    Security deposit                          3,703                 3,703
    Other assets                                492                   492
                                          ---------            ----------
                                              4,195                 4,195
                                          ---------            ----------
TOTAL ASSETS                              $ 134,776            $   59,288
                                          ---------            ----------
                                          ---------            ----------

                         See Notes to Financial Statements



                                 HABER, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                                BALANCE SHEET
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                November 30,        May 31,
                                                   2000              2000
                                                -----------         -------

CURRENT LIABILITIES
    Accounts payable                           $     37,362      $   86,835
    Accrued Expenses                                 59,635          32,900
    Due to related parties                          219,942         188,062
    Taxes payable                                     3,789           2,120
    Deposits Payable                                      0          10,000
                                               ------------    ------------
Total Liabilities                                   320,728         319,917
                                               ------------    ------------


STOCKHOLDERS- (DEFICIT)
    Common Stock $.01 par value-150,000,000
    shares authorized 88,264,865 and
    85,757,492 shares issued, respectively          882,949         857,875
    Preferred Stock -$10 par value-600,000
    shares authorized; 146,308 & 146,308
    shares issued, respectively                   1,454,080       1,454,080
    Capital in excess of par value               21,842,629      21,748,703
    Stock subscription receivables                  (36,033)        (36,033)
    (Deficit) - accumulated during
    development stage                           (22,953,893)    (22,909,570)
                                                ------------     -----------
                                                  1,189,732       1,115,055


    Less: Treasury stock-116,625 shares at
          cost                                    1,375,684       1,375,684
                                                ------------     -----------

    Total stockholder (Deficit)                    (185,952)       (260,629)
                                                ------------     -----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   134,776      $   59,288
                                                ------------     -----------


                         See Notes to Financial Statements


                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                    Cumulative      Three months   Three months
                                       from            ended          ended
                                    Inception        November 30,   November 30,
                                                        2000           1999
                                    ---------       -------------   -----------

REVENUES                          $  1,960,068       $       -0-    $       -0-

DIRECT EXPENSES                      1,519,485               -0-            -0-
                                  ------------       -----------    -----------
GROSS PROFIT                           440,583               -0-            -0-
                                  ------------       -----------    -----------
GENERAL & ADMINISTRATIVE EXPS.      13,698,312           131,191        198,146
RESEARCH & DEVELOPMENT EXPS.         5,049,940               -0-        420,399
ADVANCES TO AFFILIATES               1,004,881               -0-            -0-
                                  ------------      ------------     -----------
                                    19,753,133           131,191        618,545
                                  ------------       -----------     -----------

OPERATING (LOSS)                   (19,312,133)         (131,191)      (618,545)


OTHER INCOME  (EXPENSE):
Interest income                      1,025,917               -0-             -0-
Other income                           583,043           132,924             -0-
Interest (expense)                     (96,329)              -0-             -0-
(Loss) on investment in Affiliates  (5,196,855)              -0-        (54,264)
Gain(Loss) on disposition of fixed
assets                                  42,881               -0-             -0-
                                   ------------     ------------    ------------
                                    (3,641,343)          132,924        (54,264)


NET INCOME/(LOSS)                 $(22,953,893)    $       1,733    $  (672,809)
                                   ------------     -------------   ------------
INCOME/(LOSS) PER SHARE                                     .000          (.008)
                                                    ------------    ------------
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                         87,238,634     83,141,800
                                                    ------------   -------------
                                                    ------------   -------------

                         See Notes to Financial Statements





                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                    Cumulative       Six months     Six months
                                       from             ended         ended
                                    Inception        November 30,   November 30,
                                                         2000          1999
                                    ---------       -------------   ------------

REVENUES                          $  1,960,068       $       -0-    $       -0-

DIRECT EXPENSES                      1,519,485               -0-            -0-
                                  ------------       -----------    -----------
GROSS PROFIT                           440,583               -0-            -0-
                                  ------------       -----------    -----------
GENERAL & ADMINISTRATIVE EXPS.      13,698,312           177,246        363,832
RESEARCH & DEVELOPMENT EXPS.         5,049,940               -0-        450,070
ADVANCES TO AFFILIATES               1,004,881               -0-            -0-
                                  ------------      ------------     -----------
                                    19,753,133           177,246        813,902
                                  ------------      ------------     -----------

OPERATING (LOSS)                   (19,312,133)         (177,246)      (813,902)


OTHER INCOME  (EXPENSE):
Interest income                      1,025,917               -0-             -0-
Other income                           583,043           132,924             -0-
Interest (expense)                     (96,329)              -0-             -0-
(Loss) on investment in Affiliates  (5,196,855)              -0-        (54,264)
Gain(Loss) on disposition of fixed
assets                                  42,881               -0-             -0-
                                   ------------     ------------    ------------
                                    (3,641,343)          132,924        (54,264)


NET INCOME/(LOSS)                 $(22,953,893)    $     (44,322)   $  (868,166)
                                   ------------     -------------   ------------
INCOME/(LOSS) PER SHARE                             $      (.001)   $     (.010)
                                                    -------------   ------------
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                         87,238,634     83,141,800
                                                    ------------   -------------
                                                    ------------   -------------

                         See Notes to Financial Statements





                                    HABER, INC.

                         A DEVELOPMENT STAGE ENTERPRISE
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                         Cumulative   Six Months    Six Months
                                            from         Ended         Ended
                                         Inception    November 30,  November 30,
                                                         2000          1999
                                        -----------  -------------  -----------


CASH FLOW FROM OPERATING ACTIVITIES:

-   Net Income (loss)                   $(22,953,892)   $(44,322)   $(868,166)
-   Adjustment to reconcile net (loss)
    to net cash flow from operating
    activities:
-   Depreciation                           1,658,268       1,700        1,570
-   Amortization                           1,116,210         -0-          -0-
-   (Gain) loss on disposal of
    fixed assets                             (42,881)        -0-          -0-
-   Stock issued for services              3,736,941      89,000          -0-
-   Compensation recognition under
    employee stock option plans              808,458         -0-          -0-
-   Loss of investment in affiliates       5,142,591         -0-          -0-
-   Provision for uncollectible
    advances to affiliates                 1,004,881         -0-          -0-
-   (Increase) decrease in current assets    (13,500)        -0-         (250)
-   Increase (decrease) in current
    liabilities                              101,407     (31,070)      12,668
                                          -----------    -------     --------
                                          (9,441,517)     15,308     (854,178)
                                          -----------    -------     --------


CASH FLOWS FROM INVESTING ACTIVITIES:

-   Patent costs and licenses                (30,659)         -0-         -0-
-   Purchase of fixed assets              (2,412,244)         -0-         -0-
-   Investments in and advances to
    Affiliates                            (3,912,626)         -0-         -0-
-   Proceeds from sale of fixed assets     1,086,007          -0-         -0-
-   Goodwill acquired                     (1,085,551)         -0-         -0-
-   (Increase) decrease in other assets       (4,285)    $    -0-       1,460
                                         ------------   ---------    --------

                                        $ (6,359,358)    $    -0-       1,460
                                        -------------   ---------    --------


                        See Notes to Financial Statements




                                  HABER, INC.

                       A DEVELOPMENT STAGE ENTERPRISE
                          STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                          Cumulative    Six Months   Six Months
                                             from         Ended        Ended
                                          Inception    November 30   November,30
                                                          2000          1999
                                          ---------   -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

-   Proceeds from issuance of stock      $17,088,190   $    30,000    $795,274
-   Cash dividends                          (505,976)          -0-         -0-
-   Purchase of treasury stock            (1,375,684)          -0-         -0-
-   Recovery of insider's selling profit      17,198           -0-         -0-
-   Payment of cap. Lease obligations       (303,652)          -0-         -0-
-   Advances from related parties          1,208,998        36,260         -0-
-   Repayments to related parties           (189,586)       (4,380)     (8,027)
-   Increases in long-term debt            1,138,477           -0-         -0-
-   Payment against long-term debt        (1,138,477)          -0-         -0-
-   Proceeds of notes payable                 25,976           -0-         -0-
-   Repayment of notes payable               (25,976)          -0-         -0-
-   Stock subscription receivable            (36,033)          -0-         -0-
                                        -------------   ----------   ---------

                                          15,903,455        61,880     787,247
                                        -------------   ----------  ----------

NET INCREASE (DECREASE) IN CASH              102,580        77,188     (65,471)

-   CASH-beginning                                -0-       25,392      70,799
-   CASH-end                            $    102,580  $    102,580       5,328
                                       -------------   -----------   ----------
                                       -------------   -----------   ----------

SUPPLEMENTAL DISCLOSURES
-   Interest                                     -0-           -0-          -0-
                                         -----------   -----------  -----------


NON-CASH INVESTING & FINANCING ACTIVITIES
-   Stock issued in payment of debt and
    interest                                  89,000        89,000          -0-
                                         -----------    ----------  -----------



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

NOTE 2 - DUE FROM/TO RELATED PARTIES:
         ---------------------------
     Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:


                                                        NOVEMBER 30, 2000
                                                          ---------------
Due to (from) - to Related Parties:
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

     On September 21, 2000, the Company received $10,000 from an investor as consideration for the issuance of 200,000 shares of common stock, par value $.01 per share. On December 4, 2000, the 200,000 shares of common stock were issued to the investor.

     On October 24, 2000, the Company issued to a group of eleven individuals, the amount of 2,000,000 shares of common stock for services rendered.

NOTE 4 - OTHER MATTER:
         ------------
     The financial statements show a profit of $1,733 for the three months and a loss of $44,322 for the six months ended November 30, 2000 with accumulated (deficits) $(22,953,893) as of the date.

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

     Dr. Henry Rosenberg Ph.D. (chemistry) has joined the Company and has become conversant with both the EMP technology and the proprietary
"Haber Gold Process". Dr. Rosenberg has had extensive sales and marketing experience with scientific instrumentation and shall also serve for marketing EMP instrumentation

Revenues

     The Company did not have any revenues for the quarter and six months Ending November 30, 2000, and 1999 respectively.

General and Administrative Expenses

     General and administrative expenses totaled $131,191 for the quarter, And $177,246 for the six months ended November 30, 2000. The expenses decreased by $66,955 and $186,586, respectively, from the comparable prior year periods. The decreases were primarily due to a reduction in director's fees, financial promotion expenses and professional and accounting fees

Research and Development Expenses

     There were no research and development expenses incurred for the quarter and six months ended November 30, 2000. Research and development expenditures totaled $420,399 and $450,070, respectively, for the comparable periods in 1999

Other Income and Expense

     Other income and expense amounted to $132,924 of income for the quarter and six months ended November 30, 2000. The income was primarily due to the sale of New Jersey tax loss carry forwards of $ 121,404. For the quarter and six months ended November 30, 1999, the company incurred a loss on investment in affiliates of $54,264.

Liquidity and Capital Resources

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