Form 10-Q/A
period 2001-02-28
HABER INC
filed 2001-08-10
CIK 355699

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


                       ___X___  Yes                ______  No













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

                         See Notes to Financial Statements



                                 HABER, INC.
                      A DEVELOPMENT STAGE ENTERPRISE
                                BALANCE SHEET
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                February 28,        May 31,
                                                   2000              2001
                                                -----------         -------

CURRENT LIABILITIES
    Accounts payable                           $     31,466      $   86,835
    Accrued Expenses                                 59,635          32,900
    Due to related parties                          192,884         188,062
    Taxes payable                                     1,283           2,120
    Deposits Payable                                  8,000          10,000
                                               ------------    ------------
Total Liabilities                                   293,268         319,917
                                               ------------    ------------

STOCKHOLDERS- (DEFICIT)
    Common Stock $.01 par value-150,000,000
    shares authorized 89,274,865 and
    85,757,492 shares issued, respectively          893,049         857,875
    Preferred Stock -$10 par value-600,000
    shares authorized; 146,308 & 146,308
    shares issued, respectively                   1,454,080       1,454,080
    Capital in excess of par value               21,872,719      21,748,703
    Stock subscription receivables                  (36,033)        (36,033)
    (Deficit) - accumulated during
    development stage                           (23,059,328)    (22,909,570)
                                                ------------     ------------
                                                  1,124,487       1,115,055

    Less: Treasury stock-116,625 shares at
          cost                                    1,375,684       1,375,684
                                                  ---------       ----------

    Total stockholder (Deficit)                    (251,197)       (260,629)
                                                 -----------      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $    42,071      $   59,288
                                                 -----------      ---------


                         See Notes to Financial Statements



                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                   Cumulative      Three months    Three months
                                      from            ended          ended
                                   Inception        February 28,   February 29,
                                                       2001            2000
                                   ---------       ------------    ------------

REVENUES                         $  1,960,068       $       -0-       $    -0-

DIRECT EXPENSES                     1,519,485               -0-            -0-
                                 ------------       -----------    -----------
GROSS PROFIT                          440,583               -0-            -0-
                                 ------------       -----------    -----------
GENERAL & ADMINISTRATIVE EXPS.     13,804,731           106,419         15,357
RESEARCH & DEVELOPMENT EXPS.        5,049,940               -0-         90,904
ADVANCES TO AFFILIATES              1,004,881               -0-            -0-
                                 ------------      ------------    -----------
                                   19,859,552           106,419        106,261
                                 ------------       -----------    -----------

OPERATING (LOSS)                  (19,418,969)         (106,419)      (106,261)


OTHER INCOME  (EXPENSE):
Interest income                     1,025,917               -0-            -0-
Other income                          584,027               984        136,022
Interest (expense)                    (96,329)              -0-            -0-
(Loss) on investment in Affiliates (5,196,855)              -0-            -0-
Gain(Loss) on disposition
of fixed assets                        42,881               -0-            -0-
                                  ------------     ------------    -----------
                                   (3,640,359)              984        136,022


NET INCOME/(LOSS)                $(23,059,328)    $    (105,435)   $    29,761
                                  ------------     -------------   -----------
INCOME/(LOSS) PER SHARE                                  (0.001)         (.000)
                                                   -------------   -----------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                        87,704,415     83,216,800
                                                   -------------   ------------
                                                   -------------   ------------

                         See Notes to Financial Statements



                                  HABER, INC.

                        A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                   Cumulative      Nine months     Nine months
                                      from            ended          ended
                                   Inception        February 28,   February 29,
                                                       2001            2000
                                   ---------       ------------    ------------

REVENUES                         $  1,960,068       $       -0-       $    -0-

DIRECT EXPENSES                     1,519,485               -0-            -0-
                                 ------------       -----------    -----------
GROSS PROFIT                          440,583               -0-            -0-
                                 ------------       -----------    -----------
GENERAL & ADMINISTRATIVE EXPS.     13,804,731           283,665        379,189
RESEARCH & DEVELOPMENT EXPS.        5,049,940               -0-        540,974
ADVANCES TO AFFILIATES              1,004,881               -0-            -0-
                                 ------------      ------------    -----------
                                   19,859,552           283,665        920,163
                                 ------------       -----------    -----------

OPERATING (LOSS)                  (19,418,969)         (283,655)      (920,163)


OTHER INCOME  (EXPENSE):
Interest income                     1,025,917               -0-            -0-
Other income                          584,027           133,908        136,022
Interest (expense)                    (96,329)              -0-            -0-
(Loss) on investment in Affiliates (5,196,855)              -0-        (54,264)
Gain(Loss) on disposition
of fixed assets                        42,881               -0-            -0-
                                  ------------     ------------    -----------
                                   (3,640,359)          133,908         81,758


NET INCOME/(LOSS)                $(23,059,328)    $    (149,757)   $  (838,405)
                                  ------------     -------------   -----------
INCOME/(LOSS) PER SHARE                                   (.002)          .000
                                                   -------------   -----------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                        87,704,415     83,216,800
                                                   -------------   ------------
                                                   -------------   ------------

                         See Notes to Financial Statements





                                    HABER, INC.

                         A DEVELOPMENT STAGE ENTERPRISE
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                         Cumulative   Nine Months   Nine Months
                                            from          Ended        Ended
                                         Inception    February 28,  February 29,
                                                          2001         2000
                                         ---------     -----------  ------------


CASH FLOW FROM OPERATING ACTIVITIES:

-   Net Income (loss)                    $(23,059,328)  $(149,757)   $(838,405)
-   Adjustment to reconcile net (loss)
    to net cash flow from operating
    activities:
-   Depreciation                            1,659,118       2,550        2,355
-   Amortization                            1,116,210          -0-         -0-
-   (Gain) loss on disposal
 of fixed assets                           (42,881)         -0-         -0-
-   Stock issued for services               3,777,131     129,190          -0-
-   Compensation recognition under
    employee stock option plans               808,458          -0-         -0-
-   Loss of investment in affiliates        5,142,591          -0-         -0-
-   Provision for un-collectible advances
    to affiliates                           1,004,881          -0-         -0-
-   (Increase) decrease in current assets     (13,500)         -0-        (250)
-   Increase (decrease) in current
    liabilities                               101,006     (31,472)     (29,265)
                                           -----------     --------    --------
                                           (9,506,314)    (49,489)    (865,565)
                                           -----------    --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES:

-   Patent costs and licenses                 (30,659)          -0-        -0-
-   Purchase of fixed assets               (2,412,244)          -0-        -0-
-   Investments in and advances to
    Affiliates                             (3,912,626)          -0-        -0-
-   Proceeds from sale of fixed assets      1,086,007           -0-        -0-
-   Goodwill acquired                      (1,085,551)          -0-        -0-
-   (Increase) decrease in other assets        (4,285)     $    -0-      1,460
                                          ------------    ---------    -------

                                         $ (6,359,358)     $    -0-     $1,460
                                         -------------    ---------    -------


                        See Notes to Financial Statements




                                  HABER, INC.

                       A DEVELOPMENT STAGE ENTERPRISE
                          STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                          Cumulative  Nine Months   Nine Months
                                             from        Ended         Ended
                                          Inception   February 28,  February 29,
                                                         2001          2000
                                          ---------   ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

-   Proceeds from issuance of stock      $17,088,190   $    30,000     $805,793
-   Cash dividends                          (505,976)          -0-          -0-
-   Purchase of treasury stock            (1,375,684)          -0-          -0-
-   Recovery of insider's selling profit      17,198           -0-          -0-
-   Payment of cap. Lease obligations       (303,652)          -0-          -0-
-   Advances from related parties          1,230,065        57,327        6,414
-   Repayments to related parties           (237,711)      (52,505)      (8,027)
-   Increases in long-term debt            1,138,477           -0-          -0-
-   Payment against long-term debt        (1,138,477)          -0-          -0-
-   Proceeds of notes payable                 25,976           -0-          -0-
-   Repayment of notes payable               (25,976)          -0-          -0-
-   Stock subscription receivable            (36,033)          -0-          -0-
                                        -------------   ----------      -------

                                          15,876,397        34,822      804,180
                                        -------------   ----------     --------

NET INCREASE (DECREASE) IN CASH               10,725       (14,677)     (59,925)

-   CASH-beginning                                -0-       25,392       70,799
-   CASH-end                            $     10,725    $   10,725      $10,874
                                        ------------   -----------    ---------
                                        ------------   -----------    ---------

SUPPLEMENTAL DISCLOSURES
-   Interest                                     -0-           -0-          -0-
                                         -----------   -----------    ---------


NON-CASH INVESTING & FINANCING ACTIVITIES
-   Stock issued in payment of debt and
    interest                                 129,190       129,190          -0-
                                          -----------    ---------    ---------



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

     On January 16, 2001, the Company issued to three individuals the amount of 360,000 shares of common stock for services rendered.

On January 23, 2001, the Company issued to two individuals 650,000 shares of common stock for services rendered.


NOTE 4 - OTHER MATTER:
         ------------
     The financial statements show a net loss of $105,435 for the three months and a net loss of $149,757 for the nine months ended February 28, 2001 with accumulated (deficits) $(23,059,328) as of the date.

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

Revenues

     The Company did not have any revenues for the quarter and nine months ending February 28, 2001, and February 29, 2000.

General and Administrative Expenses

     General and administrative expenses totaled $106,419 and 283,665 for the quarter and nine months ended February 28, 2001, respectively. Expenditures increased $ 91,062 during the quarter and decreased by $95,524 for the nine months ended February 28, 2001. The increase in the quarter was primarily due to consulting and accounting fees and the decrease through nine months was the result of a reduction in director's fees, and financial promotion expenses.

Research and Development Expenses

     There were no research and development expenses incurred for the quarter and nine months ended February 28, 2001 Research and development expenditures totaled $90,904 and $540,974, respectively, for the comparable periods in year 2000.

Other Income and Expense

     Other income and expense totaled net income of $984 and $133,908 for the quarter, and nine months ended February 28, 2001. The income was primarily the result of the sale of New Jersey tax carry forwards of $121,404.

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