Form 10-K
period 2001-05-31
HABER INC
filed 2002-06-24
CIK 355699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

         For the Fiscal Year May 31, 2001 Commission File No, 0-9966

                                  Haber, Inc.

            (Exact name of Company as specified in its charter)

             Delaware                                  22-2305613

        State or other jurisdiction of                (I.R.S., Employer
       incorporation or organization                Identification No.)

      1009 Avenue C, Ste 06 Bayonne, NJ                        07002
     (Address or principal executive office)                  (Zip Code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                     None

         Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $0.01 par share
                   $2.00 Convertible Voting Preferred Stock,
                            par value $10 par  share

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Company was required to file such reports, and (2) has been subject to such ruling requirements for the past 90 days:

                        Yes _____          No ___X___

As of May 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $5,148,448.

As of May 31, 2001, the number of shares outstanding of the Company's common stock was: 90,806,292 shares.

                        Documents incorporated by reference: None









ITEM 1
BUSINESS

General

The company has developed advances chemical and electrochemical process technologies for separations, extractions, and purifications. The Company will now focus on commercializing these technologies through joint ventures or license agreements.

The only product that the Company provides is the EMP-15K. The primary business of the company is to develop and market future sales of its technologies, and the Haber Gold Process. The Company may also seek to directly acquire technology or may seek licenses, joint ventures, or other arrangements with large industrial partners. These arrangements would include the sales or grants of uses of its technology in exchange for cash payments, as well as a percentage of the business, such as net smelter return.

EMP, an acronym for ElectroMolecular Propulsion, is an electrochemical process, which enables the movement or positioning of a variety of different molecules
It operates in a manner analogous to other known technologies, such as electrophoresis and Chromatography. EMP is distinguished from other known techniques by the mechanisms involved, the scope of applicability, and the great speed and control of the results.

The Haber Gold Process (HGP) is a chemical system discovered by Norman Haber, the Chairman of the Company, for the hydrometallurgical extraction of gold from its ores, concentrates, and industrial coatings and materials. There are several important distinguished features from the conventional method, which is primarily cyanide extraction. These distinguishing features include specific action upon gold, independent of other metal elements present, such as silver, zinc, or copper, it is environmentally safe and a non-toxic way of extracting liquid, its superior extraction efficiency and greater speed, and it is useful with ores that are refractory with other methods.

T he main competition to EMP are the technologies of chromatography and electrophoresis, sold by established instrumentation companies, which include Hewlett Packard, Perkin Elmer, Bechman Instruments, and a host of other large and smaller companies. These supply hardware, reagents, substrates, and associated components.

The chemical market for hydrometallurgical lixiviants for gold and silver mining is a component of the heavy chemical industry. Cyanide production, which is the near universal chemical system used, was for example, expanded in the mid-1980's by DuPont reportedly by some $600 million for North America and Mexico. And additional $200 million expansion was cited for Australia's gold mining. Other companies including Imperial Chemical Industries, and Metalgeselshalt, represent the chemical market against which the Haber Gold process would contend. The environmental advantage of the HGP over cyanide use remains strategically significant.

The current estimated market for the aforementioned technologies in instrumentation is $5.5 billion. The market segment growth is 8%-14% per year The biotech, pharmaceutical, and industrial chemical markets are key areas of need.



Patents and Trade Secrets

A U.S. patent covering EMP technology was granted to Norman Haber in 1976 and an extension of that patent was granted to Mr. Haber in 1979. The patents would have expired in April of 1993. However, recent changes in U.S. patents add three more years until 1996. The original patents covering the EMP technology, which were granted to Mr. Haber in 16 foreign countries and assigned to the Company, expired in 1996.

The Company is in a position for prioritizing its advanced EMP technology and know-how for further patent application. It is prepared to file additional patent applications or prioritization relating to specific aspects of the EMP technology with the U.S. Patent Office.

In addition to patent protection filed or intended to be filed, the Company expects to rely on a material extent on selected un-patented proprietary know-how with respect to its various technologies. However, there can be no assurances that others will not independently develop such know-how or otherwise obtain access to the Company's know-how despite the Company's efforts to maintain its confidentiality, which includes obtaining secrecy agreements from its employees.

Employees

In 2001, the Company retained: 2 employees and 1 independent consultant. The two full time employees are Mr. Norman Haber, and Ms. Vania Glazer. Mr. Haber is Chairman and President of Haber, Inc. He is responsible for the day-to-day management of the Company as well as the Company's strategy and long-term planning. Ms. Glazer is Mr. Haber's executive assistant. The full time consultant to the Company is Henry E. Rosenberg, PhD who assists Mr. Haber in developing the Company's technologies.

Government Regulation

If Haber, Inc. markets its EMP instruments for use in clinical applications, blood analyzers and other medical devices and other medical devices, it will be subject to regulation by the Bureau of Medical Devices of the United States Food and Drug Administration.

A principal feature of such regulation is that, if the devices should be deemed not to be substantially equivalent to those already on the market, they could not be used until specifically approved by the Bureau of Medical Devices. The Company did not consider to seek approval or to seek a determination whether any such devices will require such approval or that seeking such approvals would not present a major obstacle. The process of obtaining approval, or a determination that approval is not required, could cause material delay in the introduction of any of these products. However, it is not anticipated, that this would necessarily occur.

The Company is not required to have any of its products approved by the FDA. The Company has not sought approval from de FDA for any of its products. The company is not subject to any FDA regulations.



ITEM 2
PROPERTIES

The Company terminated its lease in Towaco, New Jersey, on October 31, 2000. The Company now maintains general office facilities at 1009 Avenue C, Ste. 6, Bayonne, NJ. The Company also leases facilities at 2262 North Federal
Highway, Fort Pierce, Florida, and this site has a total of approximately 3,000 square feet of space. These facilities include 1 laboratory, a prototype machine shop,and a small area for pre-piloting processing. These facilities house the equipment necessary for the Company to conduct its research and development activities for the foreseeable feature.

The prototype machine shop is used to expedite the design and production of EMP components and all models, for the practical use of EMP. Pre-piloting refers to the first scale up stage from lab bench quantities to evaluate a process in larger quantities.

ITEM 3
LEGAL PROCEEDINGS

The Company was in contention with the Department of Environmental Protection ("DEP") in New Jersey and currently has appeared informally before the court and with a legal representative of the DEP to try to determine a settlement penalty with the Company for having neglected two filings of septic sampling and analysis not timely reported in 1990. In order to maintain its approval to operate a laboratory, it was necessary for the Company to file septic sampling and analysis reports.

In September 1993, the Company settled this penalty for $22,500 to be paid in four semi-annual installments of $5,000 and one final semi-annual installment of $2,500 plus interest at 5.5% beginning October 1993. The settlement with the New Jersey DEP was paid in full in January of 2000.

In September of 2000, the Company received a subpoena for documents and for the testimony of its Chairman, Norman Haber, from the Securities & Exchange Commission, regarding the investigation of Orex Gold Mines, a public company located in Florida. The Company had entered into a written agreement with Orex Gold Mine for the sale of a non-exclusive license of the Haber Gold Process. With the assistance of corporate counsel, the subpoenas were fully complied with. The Company does not believe that the investigation will have a material adverse effect upon the Company.

There are no other pending legal proceedings to which the Company is a party or of which any of their property is subject.


ITEM 4
           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters of substantial consequence that required shareholder approval.






ITEM 5


                   MARKET FOR COMPANY'S COMMON EQUITY
                      & RELATED STOCKHOLDER MATTERS

The Company's common stock is traded "over the counter" and is listed in the National Market System. The table below sets forth the ranges of the last sales prices of the Common Stock during each quarter after June 1, 2000.
The quotations reflect dealer prices without markup, markdown or commissions and do not necessarily represent actual transactions.

Quarter Ended:
                            2001                High                 Low

                           8/31/00              0.130                0.071
                          11/30/00              0.080                0.040
                           2/28/01              0.055                0.025
                           5/31/01              0.059                0.005

                            2000                High                 Low

                          08/31/99              .068                 .059
                          11/30/99              .095                 .075
                           2/28/00              .078                 .078
                           5/31/00              .078                 .078


On May 31, 2001, the last sale price of the Company's Common Stock was $.059 and the number of holders of record of the Company's Common Stock was approximately 2,000.

No cash dividends have been paid on the Common Stock of the Company's since Its incorporation and the Company intends to retain its earnings, if any, for use in its business.

Neither the Company, nor Norman Haber, its Chairman, have had any transactions in the Company's Common Stock.



















HABER, INC.                                    A Development Stage Enterprise
PRIVATE  Selected Financial Data
ITEM 6



               Cumulative
             From Inception     2001     2000      1999       1998      1997
                12/2/1979
Statement of
Operations
Data
- Revenues    $ 1,971,588   11,520  $        -  $       -  $ 14,891   $ 11,748
- Directed
  Expenses      1,521,485    2,000           -          -   105,113     43,724
- General
  Administrative
  Expenses     13,844,072  323,007    1,037,907   261,993   245,208    278,477
- Research
  Development
  Expenses      5,049,940        -        1,542    20,878         -          -
- Operating
  (loss)      (19,448,790) (313,487) (1,039,449)(1,282,871) (335,330) (310,453)
- Interest
  Income        1,025,917         -           -      3,135       747         -
- Net (loss)  (23,102,153) (192,583)   (978,458)(1,279,736) (337,220) (301,344)
- Net (loss)
  per share                   (.002)       (.01)      (.02)     (.01)     (.01)

Balance Sheet Data


- Working Capital         $(264,076)   (281,025) $(177,786) $(304,803)$(225,463)
- Total assets               34,659      59,288     97,565     61,570    58,842
- Total Liabilities         285,656     319,917    260,335    322,661   243,744
- Stockholders' (deficit)  (250,997)   (260,629)  (159,880)  (261,091) (184,900)





















Item 7

          MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS
                           & RESULTS OF OPERATIONS

Results of Operations

The Company controls the proprietary operational features and key science insights for the technology called ElectroMolecular Propulsion ("EMP"), which it believes has broad application in the chemical, biomedical and electronic fields. EMP is a fundamental electrokinetic technology invented and developed by Norman Haber. The term electrokinetics as it refers to molecular science, deals with the movement of molecules in an electric field. ElectroMolecular Propulsion refers to a unique process to induce high-speed and movement of molecules in a DC electric field. Ordinarily molecular movements are based on ionic principles EMP does not appear to be ionic in principle and theory, and falls outside the conventional framework. This also helps explain other unusual features of EMP, such as the ability to function with non-polar molecules such as aromatic hydrocarbons. Another seeming anomaly is that the electrical current levels in EMP is extremely low. Nevertheless, the movement rates of molecules is observed to be extremely fast. There are other features of EMP that appear o distinguish it from known paradigmatic operations. EMP has a range of applications in chemical analytical instrumentation extraction, purification, control of chemical reactions, electronic imaging, and other electronic uses.

To date, the Company remains the sole world source for the electrokinetic technology.

More than 100 application protocols have been completed for use with the EMP instrument for use with dyes, proteins, etc. Such pre-figured protocols are an important user-friendly feature for the use of the EMP and commercializing the EMP-15K instrument and other such solvent media is proprietary and is essential to functionalize the applications of EMP. Fourteen specific solvent media have been developed for use with a wide variety dyes in niche markets. It enables the user to program the instrument for their particular application chemistry, analysis, and quality control. The niche markets include quality control, and purity testing for the dye industry, and its various specialty markets such as food colors, biostains textiles, carpeting, cosmetics, inks, etc. Other applications include analytical proteomics, diagnostics, pharmaceuticals, biogicals, and fine chemicals, forensics, biomedical research, and military field use.

The only product that the Company currently produces is the EMP-15K instrument. The services that the Company can now provide is the licensed sale of its technologies.

A new study of fifty-eight commonly used biostain dyes for use in microscopy was completed using high resolution EMP analysis. Multiple "certified" samples of each biostain dye were supplied for this study by the Biostain Commission.

The results are being organized for a research paper to be submitted for publication in a medical-science journal. Almost all the dyes examined were found to be substantially contaminated. These results indicate a need to consider this kind of analysis for biostain dyes prior to their use pathology for examining biopsy and surgical specimens.

Laboratory personnel are loath to be diverted away from their primary and customary attentions. Nevertheless, the convenience and very high speed of the analysis (10 seconds to a few minutes), offers a simple means spot check commercial biostains before their use in diagnostics or research. This could enhance reliability and reduce the risk of misdiagnosis.

A customized high voltage EMP drive unit that has been transistorized for creating a more versatile type of EMP instrument was adopted for use.

The Company will continue to effect reductions in its operating expenses while conforming with continuing operations with the limited amount of working capital available. This policy will continue until revenue from sales of adequate refinancing enables otherwise. The Company maintains an office in Bayonne, NJ and leases facilities for a laboratory in Fort Pierce, Florida.

The Company has continued its activities regarding the development of niche market applications for its EMP analytical instrumentation. Having decided on applications for the dye industry, the Company joined the American Association of Textile Chemists and Colorists (AATCC, in October of 1997. Joining the AATCC provided access to the leading market prospects in the dye industry. It also provided the Company with discounts at exhibitions at annual meetings as well as receiving notifications of international schedules of meetings events, and publications.

Other application projects and technical publications describing EMP instrumentation application also are being considered.

The Company has undertaken steps toward the re-engineering of its EMP 15K instrument with the view of producing an upgraded digitalized and computer compatible instrument. The products of these units can be subcontracted through instrument manufacturers.

A new computer program was specifically developed for digital control of the custom miniaturized EMP power supply. A programmed electronic control board also was engineered as an interface. The control board protects the operator from accidental misuse and enables either analog or digital computer control of the EMP system.

Dr. Henry Rosenberg (Ph.D. in Chemistry) has remained a full-time consultant with the Company and has become conversant with both the EMP technology and the proprietary "Haber Gold Process." Dr. Rosenberg also has had extensive sales and marketing experience with scientific instrumentation and shall also serve for marketing EMP instrumentation.

The Company issued 960,00 shares to the Lodestone Partners. The Lodestone Partners were formed as a separate partnership by the Company in 1980/1981.
  The Lodestone Partners funded research efforts by the Company, which lead to the development of the Haber Gold Process and other extractive technologies.
  The Lodestone Partners is now defunct. The shares issued to the Lodestone Partners was exchanged for the complete extractive metallurgical rights of that partnership. Negotiations with the partners resulted in the 960,000 restricted shares being issued.





2001 Compared with 2000

Revenues

The Company revenues totaled $11,520 for the fiscal year ended May 31, 2001. This was the result of the sale of an EMP unit during the year. There were no revenues in the fiscal years ended May 31, 2000.

Gross Profit

Gross profit for the fiscal year ended May 31, 2001 amount to $9,520. This was due to the sale of an EMP unit. There was no gross profit in the fiscal year ended May 31, 2000.

General and Administrative Expenses

General and administrative expenses totaled $323,007 for the fiscal year ended May 31, 2001. Expenditures decreased by $714,900 or 69%. The decrease for the year was due to a reduction in consulting and accounting fees, travel, director's fees and financial promotional expenses. General and administrative expenses totaled $1,037,907 for the fiscal year ended May 31, 2000.

Research and Development Expenses

There were no research and development expenses incurred for the fiscal year ended May 31, 2001. Research and development expenditures for the comparable period in 2000 totaled $1,542.

Other Income and Expense

Other income and expense totaled a net Income of $120,904. The result is due to the sale of New Jersey tax carry forwards of $121,404 offset by interest expense of $500.00. Other income and expense for the fiscal year ended May 31, 2000 amounted to a net income of $60,991.

Liquidity and Capital Resources

The Registrant's liquidity and working capital summarized in the following table, for the year ended May 31, 2001.

                                           May 31, 2001        May 31, 2000
Cash and Temporary Investments             $  10,080              $   25,392
Working Capital                             (264,076)               (281,035)
Working Capital Ratio                          (92-1)                (0.87-1)

The Registrant's minimal working capital and liquidity position at May 31, 2001 must be supplemented in order to meet the demands upon its working capital, and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies. The Registrant will continue to seek additional funds and there is no assurance that the Company will be able to sustain its financial needs.

During the year ended May 31, 2001, the Company issued 1,918,800 shares of Common Stock for $69,200 in cash.

There can be no assurance that the Company will have continuing success in any of these efforts.


ITEM 8

FINANCIAL STATEMENTS & SUPPLEMENTING DATA

See Index to Financial Statements, Financial Statement Schedules and Exhibits in
Item 14.


ITEM 9
DISAGREEMENTS ON ACCOUNTING & FINANCIAL DISCLOSURE


   None


























                                   PART III

ITEM 10
               DIRECTORS & EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officer and Directors of the Company are as follows:



Director name          Age         Position with the Company         Since
                                                                        (date)
- Norman Haber         73       Chairman, President, CEO & Director      1967
- Paul Buiar           77       Director              	             1996



Mr. Haber is the founder of the Company, and has been its Chairman, President and Chief Executive Officer since inception. Mr. Haber holds a BS degree in chemistry and an M.A in physiology and biological sciences from the New York City University System. He is the Company's principal scientist. Mr. Haber is the inventor of the EMP technology and co-developer of the Haber Gold. His work on EMP has appeared in the Proceedings of the National Academy of Sciences.
Mr. Paul Buiar is a specialist in political relations, communications and news media, especially as related to national and international politics including national presidential campaigns, races for governor, and Mayor (NYC). He has also been involved with and served as President of the International Association of Political Consultants. For more than 20 years, he has also been the Executive Director of the Inner Circle, a prestigious NYC based organization of current and former journalists. Mr. Buiar's position with the Inner Circle is not a paid position. His only other business activity is a Director of Haber, Inc.













Item 11
                            EXECUTIVE COMPENSATION
Cash Compensation

The following table sets forth the total cash compensation paid by the Company during the fiscal year May 31, 2001 and 2000 to the executive officers and to all executive officers as a group:

        Name                 Capacities in                      Cash
                              Which Served                    Compensation
                                                       2001       2000     1999

Norman Haber              Chairman, President, CEO    $0.00      $0.00    $0.00
                           & Director

All executive officers as a group                        -0-       -0-       -0-
(two persons)

Under the terms of understanding as approved and as indicated in the May 31, 1985 notes to financial statement Mr. Haber was awarded compensation $86,000 per year. Since 1989, Mr. Haber has received no cash compensation from the Company It is anticipated the Mr. Haber will receive compensation in future years, which will also include a portion of arrearages. If the accumulated arrearages was recorded in the financial statements for the year ended May 31, 2001, there would be an additional loss of $1,032,000 and this would also increase liabilities, reduce stockholder's equity and increase loss per share, by similar amounts.

Stock Options

The Company maintains a 1985 Officer's Stock Option Plan (the "Officers'Plan"). The Officer's Plan provides that options to purchase the Company's Common Stock may be awarded to officers of the Company by a Committee comprised of at least three directors who are not eligible under the Officers Plan.

Options granted under the Officer's Plan are non-incentive options and stock appreciation rights may be provided at any time until the options are exercised, terminated or cancelled. The exercise price of the options can be fixed by the Committee administering the Officer's Plan at any amount, which is not less than the par value of the shares subject to option. An optionee may pay the exercise price of the options in cash or with the Company's stock or with other property

All options under the Officer's Plan will become exercisable as determined by the committee administering the Plan, and the committee may at any time accelerate the time at which an option may be exercised. All options will be non-transferable except by the laws of descent and distribution and, generally, will be exercisable by the optionee only during the time he is employed by the Company or within three months thereafter.

Compensation of Directors

Directors of the Company receive no cash compensation or expense reimbursement in connection with their services as Directors.



ITEM 12
                            SECURITIES OWNERSHIP
                 OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The table below sets forth certain information relating to the ownership of the Company's Common Stock, as of December 1, 1999, by (1) shareholders who are known to the Company to be the beneficial owner of more than 5% of such stock,
(2) each of the Company's Directors and (3) all Directors and Officers of the Company as a group. Each of the persons listed has sole voting and investment power with respect to his Shares unless otherwise indicated in the notes of the table.


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


ITEM 13
                 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

It is also anticipated that, as incentives to retain management, the Company's officers may be offered the opportunity to participate in the equity of future ventures in which the Company may become involved.

The Company had no transactions that exceed $60,000.00 in the last fiscal year

The property that the Company leased in Towaco, New Jersey until October of 2000, was owned by Dell Contractors, located at 1 Hill Street, Paterson, New Jersey.

In the early 1990's, money was loaned to the Company by Norman Haber and members of his family. Part of these loan transactions were reimbursed by the issuance of common stock to Mr. Haber and his family members. The issuance of common stock was subsequently rescinded because documentation as to specific of ownership could not be provided.

Startec Media, a Florida Company, made representations to Haber, Inc. as early as 1997, regarding a deal with Orex Gold Mines, another Florida Company. Startec Media was arranging for the sale of a gold license from Haber to Orex. Startec was also to perform public/financial relations with a view towards increasing Orex's stock price. Haber already had an equity share of Orex. As part of the transaction, Startec media required large up-front fees, which the Company could not pay. Instead, the Company decided to pay fees to Startec by issuing common stock. This was viewed by the Chairman of Haber, Inc. as an excellent business opportunity.

Startec Media never performed any of the public/financial relations services as the Orex deal eventually collapsed.

Haber did sell a non-exclusive license for the Haber Gold Process to Orex. In return, Orex was to issue its common stock to the Company. Haber did in fact receive a Certificate for 600,000 shares of Orex, which contained a restrictive legend. The Company (Haber, Inc.) returned the certificate and requested that Orex-re-issue the certificate without the restrictive legend. Pursuant to Rule 144, the Company believed that all of the criteria had been met, including the holding period, for the Company to receive free-trading stock. Orex never issued another certificate for the common stock to the Company.



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


    Statements of Cash Flows for the years ended May 31,
    2000, 1999, 1998 and 1997 and from the inception to
    May 31, 2000.                                             F-12   F-13


    Notes to Financial Statement                              F-14   F-20


2.  Schedule II - Valuation and Qualifying Accounts           F-21


3.  Exhibit 11 - Statement re: computation of earnings per
                 share                                        F-22



 3(a)         (I)                Restated Certificate of Incorporation of the
                                 Company filed November 9 1984.
                                 Incorporated by reference to exhibit 2 (a) to the Company's. Registration Statement on Form 8-A. Files with Commission on April
                                 30, 1985 (commission File No. 0-9966).

 (a)          (ii)               Certified of Designations of Series.
                                 A Preferred Stock of the Company, filed
                                 A November 20, 1984, Incorporated by
                                 reference to exhibit 2 (b) to the







Exhibits     Number                   Description of Exhibit
                                 Company's Registration Statement
                                 on Form 8-A filed with the
                                 Commission on April 30, 1985
                                 (Commission File No. 0-9966).

 (b)                             By-Laws of the Company.  (5)

4(a)                             Specimen of certificate for Common
                                 Stock (1)


 (b)                             Form of representative's Warrant (7)

 (c)          (i)                Specimen form of certificate for
                                 Convertible Preferred Stock (8)

              (ii)               Form of Class A Warrant (7)

              (iii)              Form of Class B Warrant (7)
              (iv) Form of Warrant Agreement among the Company and Continental Stock
                                 Transfer & Trust Company (8)

                                 (The Company will furnish the
                                 Securities and Exchange Commission
                                 upon request a copy of each
                                 Instrument defining the rights of
                                 the holders of the Company's long
                                 term debt.

10(a)         (i)                Limited Partnership Agreement of
                                 Lodestone Partners, Ltd. (3)

  (a)         (ii)               Research and Development Agreement
                                 between the Company and Lodestone
                                 Partners, Ltd., dated October 10,
                                 1980. (1)

  (a)         (iii)              Agreement for sale of EMP Precious
                                 Metals Application and Technology

  (a)         (iv)               Amendment No. 1 to Agreement of
                                 Limited Partnership of Lodestone
                                 Partners, Ltd.(3)

  (a)         (v)                Amendment No. 1 to Agreement for
                                 Research and Development between the
                                 Company and Lodestone Partners,
                                 Ltd. dated October 10, 1980. (3)







Exhibit        Number                   Description of Exhibits

  (a)          (vi)             Amendment No.1 to Agreement for sale
                                of EMP Precious Metals Applications
                                and Technology between the
                                Company and Lodestone Partners,
                                Ltd. dated October 10, 1980.

  (a)         (vii)             Agreement dated as of October 10,
                                1980 among the Company and
                                Lodestone Partners, LTD.(7)

  (a)         (viii)            Agreement dated May 30, 1984 among
                                the Company, Norman Haber and
                                Lodestone Partners, Ltd.(7)

  11                            Statement re: computation of
                                earnings par share

  22                            List of subsidiaries of the
                                Company

  (1)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Company's Registration Statement
                                on Form 10 (file 0-9966)

  (2)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Company's Annual Report on Form
                                10-K for the fiscal year ended May
                                31, 1982 (File No. 0-9966)

  (3)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Company's Annual Report on Form
                                10-K for the fiscal year ended May
                                31, 1983 (File No. 0-9966)

  (4)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Company's Amendment No. 1 on Form
                                8 to its Annual Report on Form 10-K
                                for the fiscal year ended May 31,
                                1983 (File No. 0-9966)

  (5)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Company's Annual Report on Form
                                10-K for the fiscal year ended May
                                31, 1985 (File No. 00-9966)






Exhibit      Number                  Description of Exhibits

  (6)                           Incorporated by reference to the
                                corresponding exhibit to the
                                Company's Registration Statement
                                on Form S-l filed with the
                                Commission on May 31, 1985 (File No.
                                2-91444).

  (7) Incorporated by reference to the corresponding exhibit to Amendment No. 3 to the Company's
                                Registration Statement on Form S-1
                                files with the commission on
                                November 6, 1984 (File No. 2-91444)

  (8) Incorporated by reference to the corresponding exhibit to Amendment No.4 to the Company's Registration Statement on Form S-1 filed with the commission on November 16, 1984 (File No. 2-91444)

  (9)                           Incorporated by reference to Exhibit
                                10.1 to the Company's Current
                                Report on Form 8-K filed with the
                                Commission in connection with events
                                of August 1, 1985 (File No. 0-9966).

  (10) Incorporated by reference to the corresponding exhibit to Company's Annual Report on Form 10K for the fiscal year ended May 31, 1986 (File No. 0-9966).

  (11) Incorporated by reference to the corresponding exhibit to Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987 (File No. 0-9966).

  (12) Incorporated by reference to the corresponding exhibit to Company's Annual Report in Form 10-K for the fiscal year ended May 31, 1988 (File No. 0-9966).

(b) reports on Form 8-K

                               The Company did not file any
                               reports on Form 8-K during the last
                               quarter of the period covered by
                               this report.




                                SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly undersigned, thereunto duly authorized.

Dated: June 20, 2002

             HABER, INC.
             (Company)

Norman Haber
______________________
Norman Haber, Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: Dated: June 20, 2002


Norman Haber
_________________________
Norman Haber
Haber Inc., Chief Executive Officer, and Director
               (Principal Executive Officer)






Dated: Dated:  June 20, 2002


Paul Buiar
_________________________
Paul Buiar









                           GERALD BRIGNOLA, CPA., P.A.
                           CERTIFIED PUBLIC ACCOUNTANT
                           A Professional Corporation
              One University Plaza, Suite 505, Hackensack, NJ 07601
                       Tel.:201-343-8130    -    Fax 201-343-9224


 Gerald Brignola                                              Michael Chase
 Anthony Capricuso                                            Michael J. Nardino

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Haber, Inc.
470 Main Road
Towaco, New Jersey 07082

We have audited the accompanying balance sheets of Haber, Inc. as of May 31,2001 and May 31, 2000 and the related statements of operations,Stockholder's deficit, and cash flows for each year in the three year periods ended May 31, 2001, and for the period from inception to May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements at May 31 2001 and May 31, 2000 present fairly, in all material respects, the financial position of Haber, Inc. The results of operations from inception through May 31, 2001 and for each of the three years in the three-year period ended May 31, 2001, in conformity with generally accepted accounting principles.



GERALD BRIGNOLA, CPA. PA
Hackensack, NJ
June 20, 2002


Haber, Inc.                                  A Development Stage Enterprise

Balance Sheets


                                                    May 31
                                          2001                   2000
Assets
- Currents Assets
   Cash                                 $10,080              $  25,392
   Inventory                              7,000                  9,000
   Loans Receivable                       4,500                  4,500
                                        -------                --------
                                         21,580                 38,892
                                        -------                --------

- Furniture and Equipment
   Equipment                            343,702                343,702
   Furniture and Fixtures               104,679                104,679
                                        -------               --------
                                        448,381                448,381
   Less: Accumulated
   depreciation and amortization        436,958                432,180
                                        -------               --------
                                         11,423                 16,201
                                        -------               --------
Other Assets
- Security deposit                        1,556                  3,703
- Other assets                              100                    492
                                        -------               --------
                                          1,656                  4,195
                                        -------               --------

                                       $ 34,659                 59,288
                                        -------               --------
                                        -------               --------

See notes to financial Statement












Haber, Inc     .                              A Development Stage Enterprise

Balance Sheets





                                                             May 31
                                                     2001              2000
Liabilities and Stockholders (Deficit)

- Currents Liabilities
   Accounts payable                              $   39,062         $   86,835
   Accrued expenses                                  37,440             32,900
   Due to related parties                           191,395            188,062
   Payroll other taxes payable                       17,759              2,120
   Deposit payable                                        -             10,000
                                                 ----------         ----------

Total Liabilities                                   285,656            319,917
                                                 ----------         ----------


- Commitments and Contingencies

- Stockholder (Deficit)
   Common stock-$.01 par value-150,000,000
   shares authorized; 85,787,492 and
   76,667,567 shares issued, respectively.       908,063               857,875
- Preferred stock - $10 par value - 600,000
   shares authorized; 145,408 shares and
   146,308 shares issued respectively.         1,454,080             1,454.080
- Capital in excess of par value              21,900,730            21,748,703
- Stock subscription receivable                  (36,033)            (   36,033)
- (Deficit) accumulated during the
  development stage.                         (23,102,153)           (22,909,570)
                                             -------------         -------------
                                               1,124,687              1,115,055
Less: Treasury stock - 116,625 shares
      - at cost                                1,375,684              1,375,684
                                             -------------          ------------
                                                (250,997)              (260,629)
                                             -------------          ------------
                                                  34,659             $   59,288
                                             --------------          -----------
                                             --------------          -----------




See notes to financial statements





Haber, Inc.                                   A Development Stage Enterprise

Statements of Operations


                               Cumulative              For the Years Ended
                              from Inception                  May 31

                                              2001          2000       1999
- Revenues                   $ 1,971,588     11,520             -             -
- Direct Expenses              1,521,485      2,000             -             -
                             -----------   ---------    ---------      --------
- Gross Profit (loss)            450,103      9,520             -             -
                             -----------   ---------    ---------      --------
- General and Administrative
   Expenses                   13,844,072    323,007     1,037,907     1,261,993

- Research and Development
   Expenses                    5,049,940          -         1,542        20,878
- Provision for Uncollectible
   Advances to Affiliates      1,004,881          -             -             -
                              -----------  --------     ----------      --------
                              19,898,893    323,007     1,039,449     1,282,871
                              -----------  --------    ----------      --------
- (Loss) Before Other Income
 (Expenses)                  (19,448,790)  (313,487)   (1,039,449)   (1,282,871)
                             ------------  ---------   -----------   ----------

- Other Income (Expenses)
   Interest Income             1,025,917          -             -           381
   Other Income                  571,523    121,404       115,255         2,754
   Interest (expense)            (96,829)      (500)            -             -
   (Loss) on investments in
   affiliates                 (5,196,855)         -       (54,264)            -

   Gain on disposition of
   fixed assets                   42,881            -             -            -
                              -----------   -----------   ----------  ----------
                              (3,653,363)    120,904       60,991         3,135
                              -----------   -----------   ----------   ---------

- Net (Loss)                $(23,102,153)  $(192,583)   $(978,458)  ($1,279,736)
                             ------------   -----------   ----------  ----------

- (Loss) per Share                         $   (.002)   $   (.012)   $    (.018)
- Weighted Average Common Shares
Outstanding During the Period             90,806,292   83,471,973    69,955,262


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



See notes to financial statements


Haber, Inc.                                A Development Stage Enterprise

Statements of Changes in Stockholders' Deficit

                                                  Inception Through May 31, 2000

                                                             Convertible
                                                              Preferred
                                    Common Stock                Stock
                                Shares        Amount      Shares       Amount

Balance May 31, 1997           46,480,800     464,808      146,308    1,463,080
  Sale of stock                 6,275,000      27,250            -            -
  Stock issued for services     3,998,573      39,986            -            -
  Conversions of warrants               -           -            -            -
  Stock issued in payment
  of liabilities                        -           -            -            -
  Net (loss) for the year               -           -            -            -
                                 ---------    -------    ---------    ---------

Balance May 31, 1998            56,754,373    532,044      146,308    1,463,080
  Sale of stock                  4,926,334     49,264            -            -
  Stock issued for services     13,320,195    168,701            -            -
  Conversions of warrants               -           -            -            -
  Stock issued in payment
  of liabilities                 1,666,667     16,667            -            -
  Net (loss) for the year               -           -            -            -
                                 ---------    -------    ---------    ---------

Balance May 31, 1999            76,667,569    766,676      146,308    1,463,080
  Conversions of stock               1,169         11         (900)      (9,000)
  Sale of stock                  1,838,754     18,388            -            -
  Stock issued for services      6,180,000     61,800            -            -
  Stock issued in payment
  of liabilities                   140,000      1,400            -            -
  Buyout of: investment            960,000      9,600            -            -
  Net (loss) for the year                -          -            -            -
                                 ---------    -------    ---------    ---------

Balance May 31, 2000            85,787,492    857,875      145,408    1,454,080

Sale of Stock                    1,918,800     19,188            -            -
Stock issued for services        3,100,000     31,000            -            -
                                 ---------    -------    ---------    ---------

Balance May 31, 2001            90,806,292    908,063      145,408    1,454,080







See notes to financial statements



Haber, Inc.                                  A Development Stage Enterprise
Statements of Changes in Stockholders Deficit


                                                  Inception Through May 31, 2000


                                  Capital in       Subscription         Retained
                                  Excess of         Receivable          Earnings
                                  Par value                            (Deficit)

Balance May 31, 1997            19,681,662          (104,700)       (20,314,066)
  Sale of stock                    141,750          (  3,033)                 -
  Stock issued for services         55,076                 -                  -
  Conversions of warrants                -                 -                  -
  Stock issued in payment
  of liabilities                         -                 -                  -
  Net (loss) for the year                                              (337,200)
                                   --------         ---------       -----------

Balance May 31, 1998            19,878,488          (107,733)       (20,651,286)
  Sale of stock                    141,636            71,700                  -
  Stock issued for services        899,735                 -                  -
  Conversions of warrants                -                 -                  -
  Stock issued in payment
  of liabilities                    33,333                 -         (1,279,736)
  Net (loss) for the year                -                 -                  -
                                -----------         ---------       -----------


Balance May 31, 1999            20,953,192           (36,033)       (21,931,112)
  Conversions of stock               8,989                 -                  -
  Sale of stock                    106,517                 -                  -
  Stock issued for services        628,827                 -                  -
  Stock issued in payment
  of liabilities                     6,514                 -                  -
  Buyout of Investment              44,664                 -                  -
  Net (loss) for the year                -                 -           (978,458)
                                   --------         ---------       -----------


Balance May 31, 2000            21,748,703           (36,033)       (22,909,570)

Sale of Stock                       50,012                 -                  -
Stock issued for services          102,015                 -                  -
Net (loss) for the year                  -                 -           (192,583)
                                 ---------         ---------        -----------


Balance May 31, 2001            21,900,730            (36,033)      (23,102,153)


Haber, Inc                                   A Development Stage Enterprise
Statements of Changes in Stockholders Deficit
                                                 Inception Through May 31, 2000


                                                                   Total
                                                                Stockholders
                                       Treasury Stock              Equity
                                    Shares        Amount          (Deficit)

Balance May 31, 1997               116,625       1,375,684        (184,900)
  Sale of stock                          -               -         165,967
  Stock issued for services              -               -          95,062
  Conversions of warrants                -               -               -
  Stock issued in payment
  of liabilities                         -               -               -
  Net (loss) for the year                                         (337,200)
                                   --------      ---------      -----------

Balance May 31, 1998               116,625      (1,375,684)       (261,091)
  Sale of stock                          -               -         262,600
  Stock issued for services              -               -       1,068,435
  Conversions of warrants                -               -               -
  Stock issued in payment
  of liabilities                         -               -          50,000
  Net (loss) for the year                -               -      (1,279,736)
                                -----------      ---------     -----------


Balance May 31, 1999               116,625      (1,375,684)       (159,881)
  Conversions of stock                   -               -               -
  Sale of stock                          -               -         124,905
  Stock issued for services              -               -         690,627
  Stock issued in payment
  of liabilities                         -               -           7,914
  Buyout of Investment                   -               -          54,264
  Net (loss) for the year                -               -        (978,458)
                                -----------      ---------     ------------

Balance May 31, 2000                116,625     (1,375,684)       (260,629)

Sale of Stock                                            -          69,200
Stock issued for services                                -         133,015
Net (loss) for the year                                  -        (192,583)
                                   ---------     ---------        ---------

Balance May 31, 2001                 116,625    (1,375,684)       (250,997)



Haber, Inc.                                  A Development Stage Enterprise

Statements of Cash Flows                                           Page 1 of 2

                                  Cumulative              For the Years Ended
                                from Inception                   May 31
                                                 2001        2000        1999

Cash Flows from Operating
Activities
- Net (loss)                   (23,102,153)   (192,583)   (978,458) (1,279,736)
- Adjustments to reconcile net
    (loss) to net cash used
    for operating activities:
-   Depreciation                 1,661,346       4,778       3,366       3,051
    Amortization                 1,116,210           -           -           -
    (Gain) on disposal of
    fixed assets                   (42,881)          -           -           -
    Stock issued for services    3,781,631      133,690    752,803   1,068,435
    Compensation recognized
    under employees' stock
    option plans                   808,458           -           -           -
    Loss on investments in
    affiliates                   5,142,591           -           -           -
    Provision for uncollectible
    advances to affiliates       1,004,881           -           -           -
    (Increase) decrease
    in current assets              (11,500)        2,000    (1,750)          -
    Increase (decrease)
    in current liabilities          94,883       (37,594)   63,679     (35,590)
                                 ----------  ----------  -----------
                                (9,546,534)      (89,709) (160,360)   (243,840)

Cash Flows from Investing
Activities


-Patent costs and licenses         (30,659)          -           -           -
-Purchase of fixed assets       (2,412,244)          -      (9,700)     (6,209)
-Proceeds from sale of fixed
 assets                          1,086,007           -           -           -
-Investments and advances to
 affiliates                     (3,912,626)          -           -           -
-Goodwill acquired              (1,085,551)          -           -           -
-(Increase) decrease in other
 assets                             (1,746)      2,539         954      31,764
                                ----------   ----------   ----------    --------
                                (6,356,819)     (2,539)     (8,746)     25,555
                                -----------  ----------   ----------    --------



See notes to financial statements




Haber, Inc.                                   A Development Stage Enterprise

Statements of Cash Flows                                           Page 2 of 2

                                  Cumulative            For the Years Ended
                                from Inception                 May 31
                                                 2001         2000          1999

Cash Flows from Financing
Activities
- Proceeds from issuance of
  stock                           17,126,715     68,525     124,906     282,651
- Cash dividends                    (505,976)         -           -           -
- Purchase of treasury stock      (1,375,684)         -           -           -
- Recovery of insider's selling
   profit                             17,198          -           -           -
- Payment of capital
   lease obligation                 (303,652)         -           -           -
- Advances from related parties    1,181,967      9,229       54,800          -
- Repayments to related
   parties                          (191,102)    (5,896)     (56,007)   (29,625)
- Increase in long-term debt       1,138,477          -            -          -
- Payment against long-term debt  (1,138,477)         -            -          -
- Proceeds of notes payable           25,976          -            -          -
- Repayment of notes payable         (25,976)         -            -          -
- Stock subscription receivable      (36,033)         -       29,950          -
                                  -----------   -------    --------
                                  15,913,433     71,858      123,699    282,976
                                  -----------   -------      -------
Net increase (Decrease) in Cash       10,080    (15,312)     (45,407)    64,691
Cash-beginning                             -     25,392       70,799      6,108
                                  -----------   -------      --------
Cash-End                         $    10,080     10,080       25,392     70,799
                                  -----------   -------      --------

Supplemental Disclosures                   -          -            -          -
Cash Paid                                  -          -            -          -
Interest                         $         -    $   500            -          -
                                 -----------    --------     -------   ---------
                                 -----------    --------     -------   ---------















Haber, Inc.                                  A Development Stage Enterprise


                                               For the Years Ended
                                                     May 31,
                                       2001             2000           1999


Non-Cash Investing and Financing
  Activities
   Stock issued in payment
   of debt and interest             $       -          $ 7,913       $ 50,000
                                    ---------          -------       --------
Stock issued for Services             133,690          690,627      1,068,435
                                    ---------          -------      ---------

   Common stock returned
     by directors                           -                -              -
                                    ---------         --------       --------
                                    ---------         --------       --------
  Fixed assets purchased with
    common stock                           -                 -              -
                                    ---------        ----------      --------
                                    ---------        ----------      --------
  Preferred stock converted
    into common                             -          $   900
                                    ---------        ----------      --------
                                    ---------        ----------      --------
 Stock issued for buyout
    of all limited partners in
    Lodestone Partnership                   -                 -             -
                                                        $54,264      --------
                                    ---------        ----------      --------




See notes to financial statements





Haber, Inc.                                  A Development Stage Enterprise

1) The Company

The Company was founded in 1967 as Haber instruments, Inc., a New York corporation. On April 1, 1980, Haber Instruments, Inc. was acquired through a migratory merger by Haber, Inc. (the"Company"), which had been incorporated in Delaware in October, 1979. The only effect of the merger was a change in the state of incorporation and a change in name. The Company has relocated its corporate office from Towaco, New Jersey to Fort Pierce, FL. As of May 3, 2000.

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

a. Patents and Licenses: Represents accumulated legalese costs capitalized and amortized over their estimated useful lives of 17 years, commencing with the date of issuance of the related patents. As of May 31, 1999 patents and license, costs have been completely amortized.

b. Inventory: Inventory consists of supplies of parts and completed units and are valued at the lower of cost (specifically identified) or market.

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

e. Research and Development Costs: The Company charges research and development costs, which are not incurred in conjunction with contractual obligations to expense as incurred. The Company did not incur any research and development costs for the fiscal year ended May 31, 2001.

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

g. Unconsolidated Subsidiaries: The Company accounts for its investments in unconsolidated subsidiaries on the equity method. All inter-company transactions are eliminated. Losses beyond the initial investment are not recognized if it is not the Company's obligation to fund such losses. As of May 31, 2001, the Company did not have investments in unconsolidated subsidiaries.

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

The main on-going activity of the Company's business through 2001 was the furthering of its technology, EMP. This comprised the completion and introductory sales of its EMP 15K-1 instrument and selected reagents for its use. Also, provision for preparation of pertinent new patent applications have been completed, with appropriate notification of the U.S. Patent Office to prioritize the same.

4) Due to Related Parties

(a)Payables have been generated by transactions with related parties, which are detailed as follows:


                                                        May 31
                                                  2001             2000
Shareholders                                   $ 101,168      $   192,354
Corporate officers and directors                  89,956           (4,563)
Joint Venture                                        271              271
                                              ------------    -----------
                                               $ 191,395      $   188,062
                                              ------------    -----------

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



5) Income Taxes

As of May 31, 2000, the Company has a net operating loss and investment tax credit carry forward for federal income tax purposes of $12,739,086 and $33,120, respectively. If not offset against taxable income, the operating loss carry forward will expire as follows:

                                    Net Operating             Investment Tax
                                     Loss Carry                   Credit
                                      Forward                  Carry forward
Year End May 31,
                      PRIOR                                     $    33,120
                      2002        $    1,268,752                          -
                      2003             2,414,382                          -
                      2004             2,267,089                          -
                      2005               982,263                          -
                      2006               776,330                          -
                      2007               530,966                          -
                      2008               348,661                          -
                      2009               300,091                          -
                      2010               401,483                          -
                      2011               359,728                          -
                      2012               301,344                          -
                      2013               337,220                          -
                      2014             1,279,736                          -
                      2015               978,458                          -
                      2016               192,583                          -
                                      ----------              -------------
                                   $  12,739,086               $     33,120
                                      ----------              -------------

These carry forwards are not expected to be utilized. Based on a 35% federal tax rate, the Company has deferred tax assets of approximately $4,491,800 and $4,460,004 at May 31, 2001 and 2000 respectively, which were totally offset by valuation allowances.


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

c.On March 19, 1999, the Board of Directors adopted a resolution to increase the number of authorized shares of common stock to 150,000,000, which represents an
increase of 75,000,000 shares from the year ended May 31, 1999.   On April 1,
1999, the Board of Directors approved a resolution to offer a significant premium to induce conversion of convertible voting preferred stock into common stock.

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

Warrant activity for the period was as follows:
                             Weighted               Option              Maximum
                             Average                Value               Terms of
                             Exercise   Warrants     Per      Total     Options
                             Price                  Share     Value     Granted

Balance at May 31, 1998       .025       393,000    .0186      7,318    04/01/01
Issued for Service                     3,111,167    .138     429,353    03/04/01
Issued in Lieu of
Interest                                  60,000    .036       2,160    09/29/01
Issued in Connection
with Stock Purchases                       9,000    .027         243    10/05/00
Expired                               (3,080,000)   .138     425,040)
                                      -----------   .  -     --------
Balance as of May 31, 1999    .025       493,167       -      14,034

Issued in Connection
with Stock Purchase                      100,000    .023       2,300    06/02/00
Expired                                  (25,000)   .0186       (465)
                                        ---------   -----    --------

Balance at May 31, 2000       .025       568,167              15,869
                                       ----------            --------

Balance at May 31, 2001       .025       568,167              15,869
                                       ----------            --------
                                       ----------            --------

Stock issued in payment of services and liabilities.

The company at times will issue common stock as payment of services and liabilities. Below is a summary of such activity.

                                                Number of            Total
                                              Common shares          Value
Fiscal year-end May 31, 1998
Shares issued for services                      3,998,573         $   95,062

Fiscal year-end May 31, 1999
Shares issued for services                     13,320,195         $1,068,435
Shares issued for liabilities                   1,666,667             50,000

Fiscal year-end May 31, 2000
Shares issued for services                      6,180,000         $  690,627
Shares issued for liabilities                     140,000              7,914

Fiscal year-end May 31, 2001
Shares issued for services                        102,015         $   69,200


Valuation method of the above activity was based on the average market value per share for unrestricted stock issued, and a reduction factor of 75% of market value of a fiscal 1998 and 15% of a fiscal 2000 and 2001, for restricted stock issued.

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

The following is the company's liabilities regarding, the lease as of May 31, 2001.

                   For the year ended		  Amount
                   5/31/02				 1,863.75
                                                ----------

Subsequent to June 30, 2001 the Company is obligated under a verbal month-to-month lease at the same monthly rent.


11) Commitments and Contingencies

    (A)During the fiscal year ended May 31, 1999, the Company entered into the following agreements whereby the Company issued common stock for services rendered in lieu of cash payments as follows:

       (1)Financial Consulting Services - Issued or to be issued; 3,950,000 shares in a combination of restricted and unrestricted common stock.

       (2) Public Relation Services - On September 1, 1998, 7,500,000 shares of unrestricted common stock was issued to Startec Media Corporation.

    (B)During the course of our audit, it was discovered by that Corporate Counsel disavowed a letter ostensibly written by him on his letterhead, to authorize the company's Transfer Agent to issue the 7,500,000 shares to Startec Media Corporation. We were also unable to verify whether any public relation services were provided to the Company. This transaction represents $491,250 of the total loss reported for the fiscal year ended May 31, 1999.


    (C)Orex issued 600,000 shares of restricted common shares to Haber, Inc., Haber, Inc. contends that the shares should have been unrestricted and returned all shares to Orex Gold Mines, Inc., requesting that the shares be reissued without a restrictive legend. To date, Orex Gold Mines, Inc. has not reissued the shares to Haber, Inc.

12)  Other Matters:

The Company is in the process of selling their unused State of New
Jersey Corporation tax losses to New Jersey Economic Development Authority for the period of May 31, 1999 through May 31, 2001. The Company has previously sold unused state of New Jersey Corporation Tax losses for the period of May 31, 1993-1998 for $115,255.




13) Selected Quarterly Financial Information (Unaudited)


                                 First       Second        Third        Fourth
                                 Quarter     Quarter       Quarter      Quarter


2000


Net sales                              -           -           -             -
Gross profit                           -           -           -             -
Operating income                       -           -           -             -
Net (loss)                      (195,357)   (672,809)    (29,761)      (80,531)
Net (loss) per common share        (.002)      (.008)      (.000)        (.001)


1999


Net sales                              -           -            -            -
Gross (loss)                           -           -            -       11,520
Operating Income                       -           -            -        9,520
Net (loss)                       (46,055)   (  1,733)    (105,435)     (42,826)
Net (loss) per common share        (.001)      (.000)       (.001)       (.000)






1

Page 10