Form 10-Q
period 2001-08-31
HABER INC
filed 2003-01-22
CIK 355699

SECURITIES & EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2001 Commission File Number 0-9966

Haber, Inc.

Delaware	22-2305613
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1009 Avenue C, Suite. #6
Bayonne, NJ 07002

(Address of principal executive offices)

(201) 243-0011

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 91,006,300 shares of Common Stock, $.01 par value

PART I - FINANCIAL INFORMATION

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET.
(UNAUDITED)

ASSETS
	August 31,	May 31,
	2001	2001
CURRENT ASSETS
Cash in banks
	$717	$10,080
Inventory
	54,300	54,300
Total Current Assets
	55,017	64,380

PROPERTY AND EQUIPMENT
Equipment
	237,300	343,702
Furniture and fixtures
	37,200	104,679
	274,500	448,381

Less: Accumulated depreciation
	264,556	436,958
Total Property and Equipment, Net
	9,944	11,423

OTHER ASSETS
Loans Receivable
	4,500	4,500
Due from related parties
	10,927	10,459
Security deposit
	1,556	1,556
Other assets
	100	100
Total Other Assets
	17,083	16,615
TOTAL ASSETS
	$82,044	$92,418

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	August 31,	May 31,
	2001	2001
CURRENT LIABILITIES
Accounts payable
	$38,567	$39,062
Accrued Expenses
	29,440	37,440
Cash held pending issuance of stock
	7,400	0
Taxes payable
	19,055	16,171

Total Current Liabilities	94,462	92,673

Due to related parties
	211,855	201,854
Total Liabilities	306,317	294,527

STOCKHOLDERS' (DEFICIT)
Common Stock $.01 par value- 150,000,000 shares authorized 91,006,300 and 90,806,300 shares issued, respectively
	910,063	908,063
Preferred Stock -$10 par value-600,000 shares authorized; 145,408 shares issued, respectively
	1,454,080	1,454,080
Common Stock Warrants Outstanding
	47,250	0
Capital in excess of par value
	21,869,697	21,900,730
Stock subscription receivable
	(21,000)	(36,033)
(Deficit)-accumulated during development stage
	(23,108,679)	(23,053,265)
	1,151,411	1,173,575

Less: Treasury stock-116,625 shares at cost
	1,375,684	1,375,684
Total stockholder (Deficit)
	(224,273)	(202,109)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$82,044	$92,418

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF OPERATIONS
(UNAUDITED)

	Cumulative from Inception	Three months ended August 31, 2001	Three months ended August 31, 2000

REVENUES	$1,971,588	$ -0-	$ -0-

DIRECT EXPENSES	1,521,485	-0-	-0-

GROSS PROFIT	450,103	-0-	-0-

GENERAL & ADMINISTRATIVE EXPS.	13,888,111	44,039	-46,055
RESEARCH & DEVELOPMENT EXPS.	5,061,315	11,375	-0-
PROVISION FOR UNCOLLECTIBLE ADVANCES TO AFFILIATES	1,004,881	-0-	-0-

	19,954,307	55,414	(46,055)

OPERATING (LOSS)	(19,504,204)	(55,414)	(46,055)

OTHER INCOME (EXPENSE):
Interest income	1,025,917	-0-	-0-
Other income	571,523	-0-	-0-
Interest (expense)	(96,829)	-0-	-0-
(Loss) on investment in Affiliates	(5,196,855)	-0-	-0-
Gain (Loss) on disposition of fixed assets	42,881	-0-	-0-
	(3,653,363)	-0-	-0-

NET INCOME/(LOSS) FROM DEVELOPMENT STAGE ACTIVITIES	$(23,157,567)	$(55,414)	(46,055)

PRIOR PERIOD ADJUSMENT	$48,888	$ -0-	-0-

NET INCOME/(LOSS) AFTER PRIOR PERIOD ADJUSMENT	$(23,108,679)	$(55,414)	(46,055)

INCOME/(LOSS)PER SHARE		($0.001)	($0.001)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING THE PERIOD		90,939,630	85,757,492

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Three months ended August 31, 2001	Three months ended August 31, 2000

CASH FLOW USED BY OPERATING ACTIVIES

Net Income (loss)	($23,157,567)	($55,414)	($46,055)
Ajustment to reconcile net (loss) to net cash flow from operating activities:
Depreciation	1,662,825	1,479	850
Amortization	1,116,210	-0-	-0-
(Gain) loss on disposed of fixed assets	(42,881)	-0-	-0-
Stock issued for services	3,807,881	26,250	-0-
Compensation recognition under employee stock option plans	808,458	-0-	-0-
Loss of investment in affiliates	5,142,591	-0-	-0-
Provision for uncollectable advances to affiliates	1,004,881	-0-	-0-
Increase (decrease) in current assets	(11,500)	-0-	-0-
Increase (decrease) in current liabilities	96,672	1,789	(1,179)
	(9,572,430)	(25,896)	(46,384)

CASH FLOWS USED BY INVESTING ACTIVITIES:

Patent costs and licenses	(30,659)	-0-	-0-
Purchase of fixed assets	(2,412,244)	-0-	-0-
Investments in and advances to affiliates	(3,912,626)	-0-	-0-
Proceeds from sale of fixed assets	1,086,007	-0-	-0-
Goodwill acquired	(1,085,551)	-0-	-0-
(Increase) decrease in other assets	(2,213)	(467)	-0-
	(6,357,286)	(467)	-0-

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Three months ended August 31, 2001	Three months ended August 31, 2000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock	$17,133,715	$7,000	$20,000
Cash dividends	(505,976)	-0-	-0-
Purchase of treasury stock	(1,375,684)	-0-	-0-
Recovery of insider's selling profit	17,198	-0-	-0-
Payment of capital lease obligations	(303,652)	-0-	-0-
Advances from related parties	1,191,967	10,000	16,330
Repayments to related parties	(191,102)	-0-	(4,076)
Increase in long-term debt	1,138,477	-0-	-0-
Payments against long-term debt	(1,138,477)	-0-	-0-
Proceeds of notes payable	25,976	-0-	-0-
Repayment of notes payable	(25,976)	-0-	-0-
Stock subscription receivable	(36,033)	-0-	-0-
	(15,930,433)	17,000	32,254

NET INCREASE (DECREASE) IN CASH:	717	(9,363)	(14,130)

Cash-beginning	-0-	10,080	25,392
Cash-end	$717	$717	$11,262

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 0	$ 0	$ 0

Common stock warrants issued for services rendered	$ 0	$26,250	$ 0

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2001
(UNAUDITED)

NOTE 1 - REGARDING FINANCIAL STATEMENTS:

The financial information herein submitted is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal occurring accruals) necessary for a fair statement of the results of operations for the periods being presented. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's financial statements for the fiscal year ended May 31, 2001 and the Form 10-K dated June 20, 2002.

NOTE 2 - DUE FROM/TO RELATED PARTIES:

Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

August 31, 2001
Due from (to) Related Parties:
Corporate Officers and Directors	$ 10,927
Shareholders	(211,584)
Joint Venture	(271)

NOTE 3 - CAPITAL STOCK:

During the three months ended August 31, 2001 the Company issued 200,000 shares of common stock, par value $.01 per share, for an aggregate consideration of $7,000

NOTE 4 - OTHER MATTER:

The financial statements show a net loss of $55,414 for the three months ended August 31, 2001 with accumulated (deficits) $(23,059,328) as of the date.

It is highly likely that the Company will continue to sustain losses for the foreseeable future. Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.

PART I

Item 1.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The Registrant's controls the proprietary operational features and key science insights for the technology called ElectroMolecular Propulsion ("EMP"), which it believes has broad application in the chemical, biomedical and electronic fields. EMP is a fundamental electrokinetic technology invented by Norman Haber. Essentially, EMP is a method of transporting and controlling a broad variety of molecules by means of an electrical field. EMP technology is uqnique and distinguishable from conventional electrophoresis. This ability, enhanced by other characteristics of the technology, indicates that EMP has a range of applications in chemical analytical instrumentation, extraction, purifications, control of chemical reactions electronic, and other uses.

More than 100 application protocols have been completed using the EMP instrument for use with dyes, proteins, etc. Such pre-figured protocols are an important user-friendly feature for the sale and use of the EMP instrument in niche markets. It enables the user to program the EMP instrument for their particular application for chemistry analysis, and quality control.

The Registrant will continue to effect reductions in its operating expenses while conforming continuing operations with the limited amount of working capital available. This policy will continue until revenue from sales or adequate refinancing enables otherwise. The Company is currently occupying office space in Bayonne, NJ. It is anticipated that the Registrant will remain at the current site in 2003. The Company currently leases laboratory, and storage space in Fort Pierce, FL

The Registrant has continued its development activities regarding EMP applications for niche market in analytical instrumentation. Regarding applications for the dye industry, Registrant has since 1997 joined the American Association of Textile Chemists and Colorists (AATCC), and has attended several annual AATCC meetings and exhibitions in Louisville, KY. Other application projects and technical publications describing EMP instrumentation application also are being considered.

The Registrant has undertaken steps toward the re-engineering of its EMP 15K model, with the view of producing an upgraded digitized and computer compatible instrument. These units can be subcontracted through instrument manufacturers.

Dr. Henry Rosenberg, Ph. D. (chemistry) has since 1996 been associated with the Company and has become conversant with both the EMP technology, and the proprietary "Haber Gold Process". Dr. Rosenberg has had extensive sales and marketing experience with scientific instrumentation and is also assisting the Company in this capacity.

Revenues:

The Company did not have any revenues for the quarter ended August 31, 2001, and reported a net loss for the quarter of $55,414.

General and Administrative Expenses:

General and administrative expenses totaled $44,039 for the quarter ended August 31, 2001. Expenditures decreased $2,016 during the quarter compared to the quarter ended August 31, 2000.

Research and Development Expenses:

Research and development expenses incurred totaled $11,375 for the quarter ended August 31, 2001. Research and development expenditures totaled $-0- for the comparable period in year ended May 31, 2001.

Liquidity and Capital Resources:

The Registrant's liquidity and working capital, summarized in the following table, changed during the quarter ended August 31, 2001, as follows:

	August 31, 2001	May 31, 2001
Cash and Temporary Investments	$ 717	$ 10,080
Working Capital	(39,445)	(28,293)
Working Capital Ratio	N/A	N/A

Registrant's deficit working capital and liquidity position at August 31, 2001 must be supplemented in order to meet the demands upon its working capital and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.

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

Item 1.    Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporation Haber, Inc.

Date: January 21, 2003	By: Norman Haber
Norman Haber Chairman of the Board

Date: January 21, 2003	By: Paul Buiar
Paul Buiar Secretary