Form 10-Q
period 2001-11-30
HABER INC
filed 2003-01-27
CIK 355699

SECURITIES & EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 2001 Commission File Number 0-9966

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 96,154,513 shares of Common Stock, $.01 par value

PART I - FINANCIAL INFORMATION

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET.
(UNAUDITED)

ASSETS
	November 30,	May 31,
	2001	2001
CURRENT ASSETS
Cash in banks
	$830	$10,080
Inventory
	54,300	54,300
Total Current Assets
	55,130	64,380

PROPERTY AND EQUIPMENT
Equipment
	237,300	343,702
Furniture and fixtures
	37,200	104,679
	274,500	448,381

Less: Accumulated depreciation
	266,034	436,958
Total Property and Equipment, Net
	8,466	11,423

OTHER ASSETS
Loans Receivable
	4,500	4,500
Due from related parties
	6,714	10,459
Security deposit
	1,556	1,556
Other assets
	100	100
Total Other Assets
	12,870	16,615
TOTAL ASSETS
	$76,466	$92,418

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	November 30,	May 31,
	2001	2001
CURRENT LIABILITIES
Accounts payable
	$34,963	$39,062
Accrued Expenses
	29,440	37,440
Cash held pending issuance of stock
	10,200	0
Taxes payable
	22,180	16,171

Total Current Liabilities	96,783	92,673

Due to related parties
	230,854	201,854
Total Liabilities	327,637	294,527

STOCKHOLDERS' (DEFICIT)
Common Stock $.01 par value- 150,000,000 shares authorized 96,154,513 and 90,806,300 shares issued, respectively
	961,545	908,063
Preferred Stock -$10 par value-600,000 shares authorized; 145,408 shares issued, respectively
	1,454,080	1,454,080
Common Stock Warrants Outstanding
	54,563	0
Capital in excess of par value
	21,997,902	21,900,730
Stock subscription receivable
	(28,313)	(36,033)
(Deficit)-accumulated during development stage
	(23,315,264)	(23,053,265)
	1,124,513	1,173,575

Less: Treasury stock-116,625 shares at cost
	1,375,684	1,375,684
Total stockholder' (Deficit)
	(251,171)	(202,109)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$76,466	$92,418

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF OPERATIONS
(UNAUDITED)

	Cumulative from Inception	Three months ended November 30, 2001	Three months ended November 30, 2000

REVENUES	$1,971,588	$ -0-	$ -0-

DIRECT EXPENSES	1,521,485	-0-	-0-

GROSS PROFIT	450,103	-0-	-0-

GENERAL & ADMINISTRATIVE EXPS.	13,977,691	89,580	-131,191
RESEARCH & DEVELOPMENT EXPS.	5,178,320	117,005	-0-
PROVISION FOR UNCOLLECTIBLE ADVANCES TO AFFILIATES	1,004,881	-0-	-0-

	20,160,892	206,585	131,191

OPERATING (LOSS)	(19,710,789)	(206,585)	(131,191)

OTHER INCOME (EXPENSE):
Interest income	1,025,917	-0-	-0-
Other income	571,523	-0-	132,924
Interest (expense)	(96,829)	-0-	-0-
(Loss) on investment in Affiliates	(5,196,855)	-0-	-0-
Gain (Loss) on disposition of fixed assets	42,881	-0-	-0-
	(3,653,363)	-0-	132,924

NET INCOME/(LOSS) FROM DEVELOPMENT STAGE ACTIVITIES	(23,364,152)	(206,585)	(1,733)

PRIOR PERIOD ADJUSMENT	48,888	-0-	-0-

NET INCOME/(LOSS) AFTER PRIOR PERIOD ADJUSMENT	$(23,315,264)	$(206,585)	$(1,733)

INCOME/(LOSS)PER SHARE		($0.002)	($0.000)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING THE PERIOD		94,405,109	87,011,179

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF OPERATIONS
(UNAUDITED)

	Cumulative from Inception	Six months ended November 30, 2001	Six months ended November 30, 2000

REVENUES	$1,971,588	$ -0-	$ -0-

DIRECT EXPENSES	1,521,485	-0-	-0-

GROSS PROFIT	450,103	-0-	-0-

GENERAL & ADMINISTRATIVE EXPS.	13,977,691	133,619	177,246
RESEARCH & DEVELOPMENT EXPS.	5,178,320	128,380	-0-
PROVISION FOR UNCOLLECTIBLE ADVANCES TO AFFILIATES	1,004,881	-0-	-0-

	20,160,892	261,999	177,246

OPERATING (LOSS)	(19,710,789)	(261,999)	(177,246)

OTHER INCOME (EXPENSE):
Interest income	1,025,917	-0-	-0-
Other income	571,523	-0-	132,924
Interest (expense)	(96,829)	-0-	-0-
(Loss) on investment in Affiliates	(5,196,855)	-0-	-0-
Gain (Loss) on disposition of fixed assets	42,881	-0-	-0-
	(3,653,363)	-0-	132,924

NET INCOME/(LOSS) FROM DEVELOPMENT STAGE ACTIVITIES	(23,364,152)	(261,999)	(44,322)

PRIOR PERIOD ADJUSMENT	48,888	-0-	-0-

NET INCOME/(LOSS) AFTER PRIOR PERIOD ADJUSMENT	$(23,315,264)	$(261,999)	$(44,322)

INCOME/(LOSS)PER SHARE		($0.003)	($0.001)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING THE PERIOD		92,672,371	88,264,865

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Six months ended November 30, 2001	Six months ended November 30, 2000

CASH FLOW USED BY OPERATING ACTIVIES

Net Income (loss)	($23,364,152)	($261,999)	($44,322)
Ajustment to reconcile net (loss) to net cash flow from operating activities:
Depreciation	1,664,303	2,957	1,700
Amortization	1,116,210	-0-	-0-
(Gain) loss on disposed of fixed assets	(42,881)	-0-	-0-
Stock issued for services	3,984,569	202,938	89,000
Compensation recognition under employee stock option plans	808,458	-0-	-0-
Loss of investment in affiliates	5,142,591	-0-	-0-
Provision for uncollectable advances to affiliates	1,004,881	-0-	-0-
Increase (decrease) in current assets	(11,500)	-0-	-0-
Increase (decrease) in current liabilities	96,992	4,109	(31,070)
	(9,598,529)	(51,995)	(15,308)

CASH FLOWS USED BY INVESTING ACTIVITIES:

Patent costs and licenses	(30,659)	-0-	-0-
Purchase of fixed assets	(2,412,244)	-0-	-0-
Investments in and advances to affiliates	(3,912,626)	-0-	-0-
Proceeds from sale of fixed assets	1,086,007	-0-	-0-
Goodwill acquired	(1,085,551)	-0-	-0-
(Increase) decrease in other assets	1,999	3,745	-0-
	(6,353,074)	3,745	-0-

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Six months ended November 30, 2001	Six months ended November 30, 2000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock	$17,136,715	$10,000	$30,000
Cash dividends	(505,976)	-0-	-0-
Purchase of treasury stock	(1,375,684)	-0-	-0-
Recovery of insider's selling profit	17,198	-0-	-0-
Payment of capital lease obligations	(303,652)	-0-	-0-
Advances from related parties	1,210,967	29,000	36,260
Repayments to related parties	(191,102)	-0-	(4,380)
Increase in long-term debt	1,138,477	-0-	-0-
Payments against long-term debt	(1,138,477)	-0-	-0-
Proceeds of notes payable	25,976	-0-	-0-
Repayment of notes payable	(25,976)	-0-	-0-
Stock subscription receivable	(36,033)	-0-	-0-
	(15,952,433)	39,000	61,880

NET INCREASE (DECREASE) IN CASH:	830	(9,250)	(77,188)

Cash-beginning	-0-	10,080	25,392
Cash-end	$830	$830	$102,580

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 0	$ 0	$ 0

Common stock warrants issued for services rendered		$26,250	$ 0

Common stock issued for services rendered		$176,688	$ 0

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2001
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

NOTE 2 - DUE FROM/TO RELATED PARTIES:

Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

November 30, 2001
Due from (to) Related Parties:
Corporate Officers and Directors	$ 6,714
Shareholders	(230,583)
Joint Venture	(271)

NOTE 3 - CAPITAL STOCK:

During the six months ended November 30, 2001 the Company issued 5,348,213 shares of common stock, par value $.01 per share, for an aggregate consideration of $10,000 in cash and $176,688 in services received by the Company

Also during the period June 1, 2001 to November 30,2201, the Company issued 1,500,000 common stock warrants at a cost to the Company of $26,250 in services performed by the warrant grantees.

NOTE 4 - OTHER MATTER:

The financial statements reflect a net loss of $(261,999) for the six months ended November 30, 2001 with accumulated (deficits) of $(23,059,328) as of the date.

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

More than 150 application protocols have been completed using the EMP instrument for use with dyes, proteins, etc. Such pre-figured protocols are an important user-friendly feature for the sale and use of the EMP instrument in niche markets. It enables the user to program the EMP instrument for their particular application for chemistry analysis, and quality control.

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

Revenues:

The Company did not have any revenues for the six months ended November 30, 2001, and reported a net loss for the quarter of $(261,999).

General and Administrative Expenses:

General and administrative expenses totaled $133,619 for the six months ended November 30, 2001. This is a decrease of $43,627 compared to the six minths ended November 30, 2000.

Research and Development Expenses:

Research and development expenses incurred totaled $128,380 for the six months ended November 30, 2001. Research and development expenditures totaled $-0- for the comparable period in year ended November 30, 2000

Liquidity and Capital Resources:

The Registrant's liquidity and working capital, summarized in the following table, changed during the six months ended November 30, 2001, as follows:

	November 30, 2001	May 31, 2001
Cash and Temporary Investments	$ $830	$ $10,080
Working Capital	(41,653)	(28,293)
Working Capital Ratio	N/A	N/A

The Registrant's deficit working capital and liquidity position at November 30, 2001 must be supplemented in order to meet the demands upon its working capital and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.

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