Form 10-Q
period 2002-02-28
HABER INC
filed 2003-01-28
CIK 355699

SECURITIES & EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended Commission File Number 0-9966

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 96,354,513 shares of Common Stock, $.01 par value

PART I - FINANCIAL INFORMATION

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET.
(UNAUDITED)

ASSETS
	February 28,	May 31,
	2002	2001
CURRENT ASSETS
Cash in banks
	$5,601	$10,080
Inventory
	54,300	54,300
Total Current Assets
	59,901	64,380

PROPERTY AND EQUIPMENT
Equipment
	237,300	343,702
Furniture and fixtures
	37,200	104,679
	274,500	448,381

Less: Accumulated depreciation
	267,513	436,958
Total Property and Equipment, Net
	6,987	11,423

OTHER ASSETS
Loans Receivable
	4,500	4,500
Due from related parties
	1,964	10,459
Security deposit
	1,556	1,556
Other assets
	100	100
Total Other Assets
	8,120	16,615
TOTAL ASSETS
	$75,008	$92,418

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	February 28,	May 31,
	2002	2001
CURRENT LIABILITIES
Accounts payable
	$30,959	$39,062
Accrued Expenses
	29,440	37,440
Cash held pending issuance of stock
	14,700	0
Taxes payable
	24,123	16,171

Total Current Liabilities	99,222	92,673

Due to related parties
	249,434	201,854
Total Liabilities	348,656	294,527

STOCKHOLDERS' (DEFICIT)
Common Stock $.01 par value- 150,000,000 shares authorized 96,354,513 and 90,806,300 shares issued, respectively
	963,545	908,063
Preferred Stock -$10 par value-600,000 shares authorized; 145,408 shares issued, respectively
	1,454,080	1,454,080
Common Stock Warrants Outstanding
	54,564	0
Capital in excess of par value
	21,999,822	21,900,730
Stock subscription receivable
	(28,313)	(36,033)
(Deficit)-accumulated during development stage
	(23,341,662)	(23,053,265)
	1,102,036	1,173,575

Less: Treasury stock-116,625 shares at cost
	1,375,684	1,375,684
Total stockholder' (Deficit)
	(273,648)	(202,109)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$75,008	$92,418

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF OPERATIONS
(UNAUDITED)

	Cumulative from Inception	Three months ended February 28, 2002	Three months ended February 28, 2001

REVENUES	$1,971,588	$ -0-	$ -0-

DIRECT EXPENSES	1,521,485	-0-	-0-

GROSS PROFIT	450,103	-0-	-0-

GENERAL & ADMINISTRATIVE EXPS.	14,003,879	26,188	106,419
RESEARCH & DEVELOPMENT EXPS.	5,178,530	210	-0-
PROVISION FOR UNCOLLECTIBLE ADVANCES TO AFFILIATES	1,004,881	-0-	-0-

	20,187,290	26,398	106,419

OPERATING (LOSS)	(19,737,187)	(26,398)	(106,419)

OTHER INCOME (EXPENSE):
Interest income	1,025,917	-0-	-0-
Other income	571,523	-0-	984
Interest (expense)	(96,829)	-0-	-0-
(Loss) on investment in affiliates	(5,196,855)	-0-	-0-
Gain (Loss) on disposition of fixed assets	42,881	-0-	-0-
	(3,653,363)	-0-	984

NET INCOME/(LOSS) FROM DEVELOPMENT STAGE ACTIVITIES	(23,390,550)	(26,398)	(105,435)

PRIOR PERIOD ADJUSMENT	48,888	-0-	-0-

NET INCOME/(LOSS) AFTER PRIOR PERIOD ADJUSMENT	$(23,341,662)	$(26,398)	$(105,435)

INCOME/(LOSS)PER SHARE		($0.000)	($0.001)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING THE PERIOD		96,254,513	88,799,900

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF OPERATIONS
(UNAUDITED)

	Cumulative from Inception	Nine months ended February 28, 2002	Nine months ended February 28, 2001

REVENUES	$1,971,588	$ -0-	$ -0-

DIRECT EXPENSES	1,521,485	-0-	-0-

GROSS PROFIT	450,103	-0-	-0-

GENERAL & ADMINISTRATIVE EXPS.	14,003,879	159,807	283,665
RESEARCH & DEVELOPMENT EXPS.	5,178,530	128,590	-0-
PROVISION FOR UNCOLLECTIBLE ADVANCES TO AFFILIATES	1,004,881	-0-	-0-

	20,187,290	288,397	283,665

OPERATING (LOSS)	(19,737,187)	(288,397)	(283,665)

OTHER INCOME (EXPENSE):
Interest income	1,025,917	-0-	-0-
Other income	571,523	-0-	132,908
Interest (expense)	(96,829)	-0-	-0-
(Loss) on investment in Affiliates	(5,196,855)	-0-	-0-
Gain (Loss) on disposition of fixed assets	42,881	-0-	-0-
	(3,653,363)	-0-	133,908

NET INCOME/(LOSS) FROM DEVELOPMENT STAGE ACTIVITIES	(23,390,550)	(288,397)	(149,757)

PRIOR PERIOD ADJUSMENT	48,888	-0-	-0-

NET INCOME/(LOSS) AFTER PRIOR PERIOD ADJUSMENT	$(23,341,662)	$(288,397)	$(149,757)

INCOME/(LOSS)PER SHARE		($0.003)	($0.002)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING THE PERIOD		93,855,307	87,704,415

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Nine months ended February 28, 2002	Nine months ended February 28, 2001

CASH FLOW USED BY OPERATING ACTIVIES

Net Income (loss)	($23,390,550)	($288,397)	($149,757)
Ajustment to reconcile net (loss) to net cash flow from operating activities:
Depreciation	1,665,782	4,436	2,550
Amortization	1,116,210	-0-	-0-
(Gain) loss on disposed of fixed assets	(42,881)	-0-	-0-
Stock issued for services	3,984,569	202,938	129,190
Compensation recognition under employee stock option plans	808,458	-0-	-0-
Loss of investment in affiliates	5,142,591	-0-	-0-
Provision for uncollectable advances to affiliates	1,004,881	-0-	-0-
Increase (decrease) in current assets	(11,500)	-0-	-0-
Increase (decrease) in current liabilities	101,432	6,549	(31,472)
	(9,621,008)	(74,474)	(49,489)

CASH FLOWS USED BY INVESTING ACTIVITIES:

Patent costs and licenses	(30,659)	-0-	-0-
Purchase of fixed assets	(2,412,244)	-0-	-0-
Investments in and advances to affiliates	(3,912,626)	-0-	-0-
Proceeds from sale of fixed assets	1,086,007	-0-	-0-
Goodwill acquired	(1,085,551)	-0-	-0-
(Increase) decrease in other assets	6,749	8,495	-0-
	(6,348,324)	8,495	-0-

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Nine months ended February 28, 2002	Nine months ended February 28, 2001

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock	$17,140,635	$13,920	$30,000
Cash dividends	(505,976)	-0-	-0-
Purchase of treasury stock	(1,375,684)	-0-	-0-
Recovery of insider's selling profit	17,198	-0-	-0-
Payment of capital lease obligations	(303,652)	-0-	-0-
Advances from related parties	1,229,547	47,580	57,327
Repayments to related parties	(191,102)	-0-	(52,505)
Increase in long-term debt	1,138,477	-0-	-0-
Payments against long-term debt	(1,138,477)	-0-	-0-
Proceeds of notes payable	25,976	-0-	-0-
Repayment of notes payable	(25,976)	-0-	-0-
Stock subscription receivable	(36,033)	-0-	-0-
	(15,974,933)	61,500	34,822

NET INCREASE (DECREASE) IN CASH:	5,601	(4,479)	(14,667)

Cash-beginning	-0-	10,080	25,392
Cash-end	$ 5,601	$ 5,601	$10,725

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 0	$ 0	$ 0

Common stock warrants issued for services rendered		$ 26,250	$ 0

Common stock issued for services rendered		$ 176,688	$ 0

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2002
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

NOTE 2 - DUE FROM/TO RELATED PARTIES:

Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

February 28, 2002
Due from (to) Related Parties:
Corporate Officers and Directors	$ 1,964
Shareholders	(249,163)
Joint Venture	(271)

NOTE 3 - CAPITAL STOCK:

During the six months ended February 28, 2002 the Company issued 5,548,213 shares of common stock, par value $.01 per share, for an aggregate consideration of $13,920 in cash and $176,688 in services received by the Company

Also during the period June 1, 2001 to February 28, 2002, the Company issued 1,500,000 common stock warrants at a cost to the Company of $26,250 in services performed by the warrant grantees.

Finally, during the nine months ended February 28, 2002, Haber, Inc granted 1,912,496 common stock warrants to various common stock shareholders based on certain previous Haber, Inc. common stock purchases.

NOTE 4 - OTHER MATTER:

The financial statements reflect a net loss of $(288,397) for the six months ended February 28, 2002 with accumulated (deficits) of $(23,341,662) as of the date.

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

Revenues:

The Company did not have any revenues for the nine months ended February 28, 2002, and reported a net loss for the quarter of $(288,397).

General and Administrative Expenses:

General and administrative expenses totaled $159,807 for the nine months ended February 28, 2002. This is a decrease of $123,858 compared to the nine minths ended February 28, 2001.

Research and Development Expenses:

Research and development expenses incurred totaled $128,590 for the nine months ended February 28, 2002. Research and development expenditures totaled $-0- for the comparable period in year ended February 28, 2001

Liquidity and Capital Resources:

The Registrant's liquidity and working capital, summarized in the following table, changed during the nine months ended February 28, 2002, as follows:

	February 28, 2002	May 31, 2001
Cash and Temporary Investments	$ $5,601	$ $10,080
Working Capital	(39,321)	(28,293)
Working Capital Ratio	N/A	N/A

The Registrant's deficit working capital and liquidity position at February 28, 2002 must be supplemented in order to meet the demands upon its working capital and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.

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

Corporation Haber, Inc.

Date: January 27, 2003	By: Norman Haber
Norman Haber Chairman of the Board

Date: January 27, 2003	By: Paul Buiar
Paul Buiar Secretary