Form 10-K
period 2002-05-31
HABER INC
filed 2003-04-17
CIK 355699

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, DC 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year May 31, 2002 Commission File No, 0–9966

Haber, Inc.

(Exact name of Company as specified in its charter)

Delaware	22–2305613
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1009 Avenue C, Suite. #6
Bayonne, NJ 07002

(Address of principal executive offices)

(201) 243–0011

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.01 per share $2.00 Convertible Voting Preferred Stock, par value $10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months or for such shorter period that the Company was required to file such reports, and (2) has been subject to such ruling requirements for the past 90 days:.

Yes	X No

As of May 31, 2002, the aggregate market value of the voting stock held by non–affiliates of the Company was approximately $2,882,000.

As of May 31, 2002, the number of shares outstanding of the Company's common stock was: 100,771,063 shares.

Documents incorporated by reference: None

ITEM 1

PART I

BUSINESS

General

Haber, Inc. has developed advanced chemical and electrochemical process technologies for separations, extractions, and purifications. The Company spends varying amounts, $69,940, $–0–, and $1,542 in fiscal years ended May 31, 2002, 2001 and 2000, respectively, on research and development to further improve the technologies and product previously developed, described later. The Company will now focus on commercializing these technologies through joint ventures or license agreements.

The only product that the Company provides is the EMP–15K. The primary business of the company is to develop and market future sales of its technologies, and the Haber Gold Process. The Company may also seek licenses, joint ventures, or other arrangements with large industrial partners. These arrangements would include the sales or grants of uses of its technology in exchange for cash payments, as well as a percentage of the business, such as net smelter return.

The supply sources for supplies and raw materials used in the manufacture of the EMP–15K are not confined to any specific location or company, but are universally available.

EMP, an acronym for ElectroMolecular Propulsion, is an electrochemical process, which enables the movement or positioning of a variety of different molecules. It operates in a manner analogous to other known technologies, such as electrophoresis and chromatography. EMP is distinguished from other known techniques by the mechanisms involved, the scope of applicability, and the great speed and control of the results.

The main competition to EMP are the technologies of chromatography and electrophoresis, sold by established instrumentation companies worldwide, which include Hewlett Packard, Perkin Elmer, Beckman Instruments, and a host of other large and smaller companies. These companies supply hardware, reagents, substrates, and associated components.

The Haber Gold Process (HGP) is a chemical system discovered by Norman Haber, the Chairman of the Company, for the hydrometallurgical extraction of gold from its ores, concentrates, and industrial coatings and materials. There are several important distinguishing features from the conventional method, which is primarily cyanide extraction. These distinguishing features include specific action upon gold, independent of other metal elements present such as silver, zinc, or copper. The process also is an environmentally safe and non–toxic way of extracting liquid, provides superior extraction efficiency with greater speed, and is useful with ores that are refractory with other methods.

The chemical market for hydrometallurgical lixiviants for gold and silver mining is a component of the heavy chemical industry. Cyanide production, which is the near universal chemical system used, was expanded in the mid–1980's by DuPont, reportedly by some $600 million for North America and Mexico. An additional $200 million expansion was cited for Australia's gold mining. Other companies, including Imperial Chemical Industries and Metalgeselshalt, represent the chemical market against which the Haber Gold process would contend. The environmental advantage of the HGP over cyanide use remains strategically significant.

The current estimated market for the aforementioned technologies in instrumentation is $5 billion. The market segment growth was recently estimated to be 8%–14% per year. The biotech, pharmaceutical, and industrial chemical markets are key areas of need. The company markets its product and technologies through participation in trade shows and has already become well known in the gold mining industry.

Patents and Trade Secrets

A U.S. patent covering EMP technology was granted to Norman Haber in 1976 and an extension of that patent was granted to Mr. Haber in 1979. The patents would have expired in April of 1993. However, recent changes in U.S. patents added three more years until 1996. The original patents covering the EMP technology, which were granted to Mr. Haber in 16 foreign countries and assigned to the Company, expired in 1996.

The Company is in a position for prioritizing its advanced EMP and extraction technologies. It is engaged in investigative research which would enable the filing of additional patent applications relating to specific biotech aspects of the EMP technology with the U.S. Patent Office.

In addition to patent protection filed or intended to be filed, the Company expects to rely on a material extent on selected un–patented proprietary know–how with respect to its various technologies. However, there can be no assurances that others will not independently develop such know–how or otherwise obtain access to the Company's know–how despite the Company's efforts to maintain its confidentiality, which includes obtaining secrecy agreements from its employees.

Employees

In 2002, the Company retained two employees and one independent consultant. The two full time employees are Mr. Norman Haber, and Ms. Vania Glazer. Mr. Haber is Chairman and President of Haber, Inc. He is responsible for the day–to–day management of the Company as well as the Company's strategy and long–term planning. Ms. Glazer is Mr. Haber's executive assistant. The full time consultant to the Company is Henry E. Rosenberg, PhD who assists Mr. Haber in developing the Company's technologies.

Government Regulation

The Company is not required to have any of its products approved by the FDA. The Company has not sought approval from the FDA for any of its products. The company is not subject to any FDA regulations.

If Haber, Inc. markets its EMP instruments for use in clinical applications, blood analyzers and other medical devices, it will be subject to regulation by the Bureau of Medical Devices of the United States Food and Drug Administration.

A principal feature of such regulation is that, if the devices should be deemed not to be substantially equivalent to those already on the market, they could not be used until specifically approved by the Bureau of Medical Devices. The Company did not consider to seek approval or to seek a determination whether any such devices will require such approval or that seeking such approvals would not present a major obstacle. The process of obtaining approval, or a determination that approval is not required, could cause material delay in the introduction of any of these products. However, it is not anticipated that this would necessarily occur.

ITEM 2

PROPERTIES

The Company maintains general office facilities at 1009 Avenue C, Ste. 6, Bayonne, New Jersey. The Company also leases facilities at 2262 North Federal Highway, Fort Pierce, Florida. This site has a total of approximately 3,000 square feet of space and includes a laboratory, a prototype machine shop, and a small area for pre–piloting processing. These facilities house the equipment necessary for the Company to conduct its research and development activities for the foreseeable future.

The lease on the Florida facility described above was for a primary term of one year, from July 1, 2000 through June 30, 2001. Haber, Inc. exercised its lease contract option to extend the lease for the annual periods ending June 30, 2002 and 2003. The monthly lease expense is $1,750 per month plus utilities and sales and rent taxes totaling $113.75. There are no contracted lease obligations for periods after June 30, 2003 and the rental of the facility is expected to be on a month–to–month basis.

The prototype machine shop is used to expedite the design and production of EMP components and all models, for the practical use of EMP. Pre–piloting refers to the first scale up stage from lab bench quantities to evaluate a process in larger quantities

ITEM 3

LEGAL PROCEEDINGS

In a previous year, the Company was in contention with the Department of Environmental Protection ("DEP") in New Jersey and appeared informally before the court and with a legal representative of the DEP to try to determine a settlement penalty with the Company for having neglected two filings of septic sampling and analysis not timely reported in 1990. In order to maintain its approval to operate a laboratory, it was necessary for the Company to file septic sampling and analysis reports

In September 1993, the Company settled this penalty for $22,500 to be paid in four semi–annual installments of $5,000 and one final semi–annual installment of $2,500 plus interest at 5.5% beginning October 1993. The settlement with the New Jersey DEP was paid in full in January of 2000

The company no longer uses a septic system at either of its facilities and is no longer subject to filing septic sampling and analysis reports

In September of 2000, the Company received a subpoena for documents and for the testimony of its Chairman, Norman Haber, from the Securities & Exchange Commission, regarding an investigation of Orex Gold Mines, a public company located in Florida. The Company had entered into a written agreement with Orex Gold Mine for the sale of a non–exclusive license of the Haber Gold Process. With the assistance of corporate counsel, the subpoenas were fully complied with. The Company does not believe that the investigation will have a material adverse effect upon the Company.

There are no other pending legal proceedings to which the Company is a party or of which any of their property is subject.

ITEM 4

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters of substantial consequence that required shareholder approval.

PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY
&
RELATED STOCKHOLDER MATTERS

The Company's common stock is traded "over the counter" and is listed in the National Market System. The table below sets forth the ranges of the last sales prices of the Common Stock during each quarter after May 31, 2000. The quotations reflect dealer prices without markup, markdown or commissions and do not necessarily represent actual transactions.

Quarter Ended:
	2002	High	Low
	08/31/01	$0.090	$0.034
	11/30/01	0.046	0.022
	02/28/02	0.043	0.019
	05/31/02	0.047	0.028

	2001	High	Low
	08/31/00	$0.130	$0.071
	11/30/00	0.080	0.040
	02/28/01	0.055	0.025
	05/31/01	0.059	0.048

On May 31, 2002, the last sale price of the Company's Common Stock was $.030 and the number of holders of record of the Company's Common Stock was approximately 2,000.

No cash dividends have been paid on the Company's Common Stock since its incorporation and the Company intends to retain its earnings, if any, for use in its business.

The Company did not engage in any transactions in the Company's common stock during the current fiscal year, other than issuances of the stock to buyers and service providers.

The Company engaged in the following common stock transactions with its officers and directors during the fiscal year ended May 31, 2002.

Haber, Inc.	A Development Stage Enterprise

COMMON STOCK
Officer/Director	Number of Shares Issued	Cost per Share	Total	Purpose
Norman Haber/Chairman, CEO, Director	300,000	$ 0.035	$10,500	Director Fees
Paul Buiar Director	300,000	$ 0.035	$10,500	Director Fees
J. R. LeShuffy Director	50,000	$ 0.035	$1,750	Director Fees
TOTAL	650,000		$22,750

COMMON STOCK WARRANTS
Officer/Director	Number of Warrants Issued	Cost per Warrant	Total	Purpose
Norman Haber/Chairman, CEO, Director	250,000	$0.0175	$4,375	Director Fees
Paul Buiar Director	250,000	$0.0175	$4,375	Director Fees
TOTAL	500,000		$ 8,750

Haber, Inc.	A Development Stage Enterprise
Selected Financial Data

ITEM 6

	Cumulative
	From Inception 12/2/79	2002	2001	2000	1999	1998
Statement of Operations Data
– Revenues	$ 1,971,588	$ 0	$ 11,520	$ 0	$ 0	$ 14,891
– Directed Expenses	1,521,485	0	2,000	0	0	105,113
– General and Administrative Expenses	14,222,260	378,188	323,007	1,037,907	1,261,993	245,208
– Research Development Expenses	5,119,880	69,940	0	1,542	20,878	0
– Operating (loss)	(19,896,918)	(448,128)	(313,487)	(1,039,449)	(1,282,871)	(335,330)
– Interest Income	1,025,917	0	0	0	3,135	747
– Net (loss)	(23,501,393)	(448,128)	(192,583)	(978,458)	(1,279,736)	(337,220)
– Net (loss) per share, Primary and fully Diluted		(0.005)	(0.002)	(0.012)	(0.02)	(0.01)

Balance Sheet Data
– Working Capital		$(124,030)	(28,293)	$(97,463)	$(14,373)	$(85,908)
– Total assets		85,521	92,418	59,288	97,565	61,570
– Total Liabilities		400,199	294,527	319,917	257,446	322,661
– Stockholders' (deficit)		(314,678)	(202,109)	(260,629)	(159,881)	(261,091)

ITEM 7

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
&
RESULTS OF OPERATIONS

Results of Operations

The Company controls the proprietary operational features and key science insights for the technology called ElectroMolecular Propulsion ("EMP"), which it believes has broad application in the chemical, biomedical and electronic fields. EMP is a fundamental electrokinetic technology invented and developed by Norman Haber. The term electrokinetics as it refers to molecular science, deals with the movement of molecules in an electrical field. ElectroMolecular Propulsion refers to a unique process to induce high–speed movement of molecules in a DC electric field. Ordinarily, molecular movements are based on ionic principles. EMP does not appear to be ionic in principle and theory, and falls outside the conventional framework. This also helps explain other unusual features of EMP, such as the ability to function with non–polar molecules such as aromatic hydrocarbons. Another seeming anomaly is that the electrical current levels in EMP are extremely low. Nevertheless, the movement rates of molecules are observed to be extremely fast. There are other features of EMP that appear to distinguish it from known paradigmatic operations. EMP has a range of applications in chemical analytical instrumentation extraction, purification, control of chemical reactions, electronic imaging, and other electronic uses.

To date, the Company remains the sole world source for the electrokinetic technology, EMP.

More than 100 application protocols have been completed for use with the EMP instrument for use with dyes, proteins, enzymes, biologicals, etc. Such pre–figured protocols are an important user–friendly feature for the use of the EMP. Commercializing the EMP–15K instrument and other such solvent media is proprietary and is essential to functionalize the applications of EMP. Fourteen specific solvent media have been developed for use with a wide variety of dyes essential for use in microscopic examinations of specimens in pathological procedures and in other niche markets. The user is able to program the instrument for their particular application – chemistry, analysis, and quality control. The niche markets include quality control and purity testing for the dye industry, and various specialty markets such as food colors, biostains, textiles, carpeting, cosmetics, inks, etc. Other applications include analytical proteomics, diagnostics, pharmaceuticals, biologicals, and fine chemicals, forensics, biomedical research, and military field use. Protocols are analogous to the programming of the EMP for a particular use.

The only product that the Company currently produces is the EMP–15K instrument. The services that the Company can now provide are the licensed sale of its technologies.

A new study of fifty–eight commonly used biostain dyes for use in microscopy was completed using high resolution EMP analysis. The Biostain Commission supplied multiple "certified" samples of each biostain dye for this study.

The results have been organized for a research paper to be submitted for publication in a medical–science journal. Many of the dyes examined were found to be substantially contaminated. These results indicate a need to consider this kind of analysis for biostain dyes prior to their use for examining biopsy and surgical specimens.

Laboratory personnel are loath to be diverted away from their primary and customary attentions. Nevertheless, the convenience and very high speed of the analysis (10 seconds to a few minutes) offers a simple means to spot check commercial biostains before their use in diagnostics or research. This could enhance reliability and reduce the risk of misdiagnosis.

A customized high voltage EMP drive unit that has been transistorized for creating a more versatile type of EMP instrument was adopted for use.

The Company will continue to effect reductions in its operating expenses while conforming to continuing operations with the limited amount of working capital available. This policy will continue until revenue from sales or adequate refinancing enables otherwise. The Company maintains an office in Bayonne, New Jersey and leases facilities for a laboratory in Fort Pierce, Florida.

The Company has continued its activities regarding the development of niche market applications for its EMP analytical instrumentation.

Application projects specific for biotechnology such as proteomics have been initiated. The Company also has undertaken steps toward the re–engineering of its EMP–15K instrument with the view of producing an upgraded digitalized and computer compatible instrument. The production of these units can be subcontracted through instrument manufacturers.

Product upgrade accessories for use with the EMP improve the capacity or utility of the EMP instruments for specific needs. One such upgrade is called the "capillary recovery " device, which can concentrate and collect one or more selected EMP separated chemical zones into the opening of the capillary. Another device is called a "molecular concentrator".This accessory can concentrate a diffuse zone by a factor of several thousand times.

A new computer program was specifically developed for digital control of the custom miniaturized EMP power supply. A programmed electronic control board also was engineered as an interface. The control board protects the operator from accidental misuse and enables either analog or digital computer control of the EMP system.

Dr. Henry Rosenberg (Ph.D. in Chemistry) remains a full–time non–employee consultant with the Company and has become conversant with both the EMP technology and the proprietary "Haber Gold Process". Dr. Rosenberg also has had extensive sales and marketing experience with scientific instrumentation and advises the Company regarding marketing the EMP instrumentation.

2002 Compared with 2001 and 2000

Revenues

The Company had no revenues for the fiscal year ended May 31, 2002. Revenues in the fiscal years ended May 31, 2001 and 2000 were $11,520 and $–0–, respectively.

Gross Profit

Gross profit for the fiscal year ended May 31, 2002 was $–0–, compared to $9,520 and $–0– for May 31, 2001 and 2000, respectively.

General and Administrative Expenses

General and administrative expenses totaled $378,188 for the fiscal year ended May 31, 2002, an increase of $55,181 from May 31, 2001. General and administrative expenses totaled $323,007 and $1,037,907 for the fiscal years ended May 31, 2001 and 2000, respectively.

Research and Development Expenses

Research and development expenditures for the fiscal year ended May 31, 2002 totaled $69,940. There were no research and development expenditures by the Company for the fiscal year ended May 31, 2001. Such expenses for the fiscal year ended May 31, 2000 were $1,542.

Other Income and Expense

There was no other income and expense in the fiscal year ended May 31, 2002.

Other income and expense for the fiscal year ended May 31, 2001 amounted to a net income of $120,904, primarily the result of the sale of New Jersey tax loss carryforwards. Other income and expense for the fiscal year ended May 31, 2000 was $60,991.

Liquidity and Capital Resources

The Registrant's liquidity and working capital summarized in the following table, for the years ended May 31, 2002 and May 31, 2001.

	May 31, 2002	May 31, 2001
Cash and Temporary Investments	$ 766	$10,080
Working Capital	$(124,030)	(28,293)
Working Capital Ratio	N/A	(2.5:1)

The Registrant's deficit working capital and liquidity position at May 31, 2002 must be supplemented in order to meet the demands upon its current operations and research and development, and the need for additional funds to finance development and commercialization of projects built around the Registrant':s technologies. Those demands on working capital are primarily the fixed costs of the Company, such as office rent, salaries and utility expenses. The Registrant will continue to seek additional funding through equity financing, sales of state tax losses, and through non–interest bearing loans from a shareholder. There is no assurance that the Company will be able to sustain its financial needs.

During the year ended May 31, 2002, the Company issued 1,500,000 shares of Common Stock for $33,920 in cash.

There can be no assurance that the Company will have success in any of its financing efforts. For the Company's May 31, 2002 audited financial statements, the independent auditors have raised a "going concern" issue. This means that there is an uncertainty whether the company will be able to continue its developmental operations in the ordinary course of business.

ITEM 7 A

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company does not engage in, nor does it have any derivative financial instruments or derivative commodity instruments. Other financial instruments that the Company owns, or is liable for, includes only immaterial other assets, accrued payables, and non–interest–bearing receivables and payables between the Company and related parties (described elsewhere). None of these instruments are at risk for, or bear any exposure to any category of relevant market risks.

ITEM 8

FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

See Index to Financial Statements, Financial Statement Schedules and Exhibits in Item 14.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING & FINANCIALS DISCLOSURE

In August 2002, the Company dismissed its former independent auditor, Gerald Brignola, CPA, P.A. and hired Staples, Larkin & Associates, LLP, Certified Public Accountants

In the previous two years, the reports of the independent auditor on the Company's financial statements each included an explanatory paragraph regarding the uncertainty as to whether or not Haber, Inc. would be able to continue as a going concern. There were no other modifications to the independent auditors' reports for the fiscal years ended May 31, 2001 and 2000, respectively.

The Company's independent auditors for the fiscal year ended May 31, 2002, have also modified their report on the Haber, Inc. financial statement to include an explanatory going concern paragraph.

The Company's Chairman/CEO/President, who is also a director for Haber, Inc., approved the change in independent auditors

The Company had no disagreements with the former independent auditor on any matter of accounting principles or practices, financial disclosures, or auditing scopes or procedures.

PART III

ITEM 10

DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officer and Directors of the Company are as follows:

Director name	Age	Position with the Company	Since (date)
– Norman Haber	74	Chairman, President, CEO & Director	1967
– Paul Buiar	78	Director	1996
– J. R. LeShuffy	*	Director	2002

Mr. Haber is the founder of the Company and has been its Chairman, President and Chief Executive Officer since the Company's inception. Mr. Haber holds a B.S. degree in chemistry and an M.A. in physiology and biological sciences from the New York City University System. He is the Company's principal scientist. Mr. Haber is the inventor of the EMP technology and co–developer of the Haber Gold Process. His work on EMP has appeared in the Proceedings of the National Academy of Sciences.

Mr. Paul Buiar is a specialist in political relations, communications and news media, especially as related to national and international politics including national presidential campaigns, races for governor and mayor (NYC). He has also been involved with and served as President of the International Association of Political Consultants. For more than 20 years, he has also been the Executive Director of the Inner Circle, a prestigious New York City based organization of current and former journalists. Mr. Buiar's position with the Inner Circle is not a paid position. His only other business activity is that of being a Director of Haber, Inc.

Mr. LeShufy, has been a member of the Board of Directors for two NASDQ companies. He initiated the liaison with several divisions of the Russian Academy of Sciences. The result of transferring selected intellectual properties was the establishment of two high tech companies in the United States. He was also President of Consolidated Fine Arts Ltd., a multifaceted company involved in fine arts in the US and abroad.

ITEM 11

EXECUTIVE COMPENSATION

Cash Compensation

The following table sets forth the total cash compensation paid by the Company during the fiscal year May 31, 2002 and 2001 and 2000 to the executive officers and to all executive officers as a group:

Name	Capacities in Which Served	Cash Compensation
		2002	2001	2000
Norman Haber	Chairman, President, CEO & Director	$0.00	$0.00	$0.00
All executive officers as a group (one person)		–0–	–0–	–0–

In 1985, the Company tentatively set an annual salary for Mr. Haber at $86,000. Since 1989, Mr. Haber has received no cash compensation from the Company because the Company is unable to make the payments. It is anticipated that Mr. Haber will receive compensation in future years, which may also include a portion of arrearages. If the accumulated arrearages were recorded in the financial statements for the year ended May 31, 2002, there would be an additional loss of $1,118,000 and this would also increase liabilities, reduce Stockholders' Equity and increase loss per share.

The Company had no situations in existence such as described in Regulation S–K, Item 402(j)

Compensation of Directors

Directors of the Company receive no cash compensation in connection with their services as directors. The Chief Executive Officer, also a director, received net Company expense reimbursement of $2,938 during the fiscal year ended May 31, 2002.

See Item 5 for a description of non–cash compensation paid to directors during the fiscal year ended May 31, 2002.

Stock Options

The Company maintains a 1985 Officer's Stock Option Plan (the "Officers'Plan"). The Officer's Plan provides that options to purchase the Company's Common Stock may be awarded to officers of the Company by a Committee comprised of at least three directors who are not eligible under the Officers Plan.

Options granted under the Officers' Plan are non–incentive options and stock appreciation rights may be provided at any time until the options are exercised, terminated or cancelled. The exercise price of the options can be fixed by the Committee administering the Officer's Plan at any amount, which is not less than the par value of the shares subject to option. An optionee may pay the exercise price of the options in cash or with the Company's stock or with other property.

All options under the Officer's Plan will become exercisable as determined by the committee administering the Plan, and the committee may at any time accelerate the time at which an option may be exercised. All options will be non–transferable except by the laws of descent and distribution and, generally, will be exercisable by the optionee only during the time he is employed by the Company or within three months thereafter.

No options were outstanding, granted or exercised during the fiscal year ended May 31, 2002

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

Common Stock

The table below sets forth certain information relating to the ownership of the Company's Common Stock, as of May 31, 2002, by (1) shareholders who are known to the Company to be the beneficial owner of more than 5% of such stock, (2) each of the Company' s Directors and (3) all directors and officers of the Company as a group. Each of the persons listed has sole voting and investment power with respect to his Shares.

Name of Beneficial Owner	No. of shares of Controlled		% of Common Stock Class
(1) Greater than 5% Shareholders:
None	N/A		N/A
(2) Directors:
Norman Haber, Chairman & CEO	3,462,298		3.44%
Paul Buiar, Director	1,079,308		1.07
J. R. LeShuffy, Director	50,000		0.05
Total	4,591,606	– S/S	4.56

(3) Directors and officers as a group	4,591,606	– S/S	4.56

Additionally, a depository agent holds 62,464,846 shares of the Company's common stock for unknown/unidentified individual shareholders.

Preferred Stock

There are no officers or directors of the Company that own Haber, Inc. preferred stock.

Common Stock Warrants Outstanding

At May 31, 2002, certain beneficial shareholders and management hold common stock warrants as follows:

Name of Beneficial Owner	No. of Warrants Held	Average Exercise Price Per Share
(1) Greater than 5% Common Stock: Shareholders: None	N/A	N/A
(2) Directors: Norman Haber, Chairman & CEO	250,000	$0.020
Paul Buiar, Director	250,000	$0.020
J.R.LeShuffy, Director	–	N/A
TOTAL	500,000	$0.020

(3) Directors and Officers as a group:	500,000	$0.020

ITEM 13

CERTAIN RELATIONSHIPS
&
RELATED TRANSACTIONS

It is also anticipated that, as incentives to retain management, the Company's officers may be offered the opportunity to participate in the equity of future ventures in which the Company may become involved.

The Company had no individual or series of similar transactions that exceed $60,000.00 in the fiscal year ended May 31, 2002, and are reportable pursuant to Regulation S–K, Item 404.

In the early 1990's, Norman Haber and members of his family loaned money to the Company. Some of these loan transactions were reimbursed by the issuance of common stock to Mr. Haber and his family members. The issuance of common stock was subsequently rescinded because documentation as to specificity of ownership could not be provided.

Startec Media, a Florida Company, made representations to Haber, Inc. as early as 1997, regarding a deal with Orex Gold Mines, another Florida Company. Startec Media was arranging for the sale of a gold license from Haber to Orex. Startec was also to perform public/financial relations with a view towards increasing Orex's stock price. Haber already had an equity share of Orex. As part of the transaction, Startec media required large up–front fees, which the Company could not pay. Instead, the Company decided to pay fees to Startec by issuing common stock. This was viewed by the Chairman of Haber, Inc. as an excellent business opportunity

Startec Media never performed any of the public/financial relations services as the Orex deal eventually collapsed.

Haber did sell a non–exclusive license for the Haber Gold Process to Orex. In return, Orex was to issue its common stock to the Company. Haber did in fact receive a Certificate for 600,000 shares of Orex, which contained a restrictive legend. The Company (Haber, Inc.) returned the certificate and requested that Orex re–issue the certificate without the restrictive legend. Pursuant to Rule 144, the Company believed that all of the criteria had been met, including the holding period, for the Company to receive free–trading stock. Orex never issued another certificate for the common stock to the Company.

PART IV

ITEM 14

EXHIBITS, FINANCIAL STATEMENTS,
SCHEDULES & REPORTS ON FORM 8–K

The following documents are filed as a part of this report.

1. Financial statements	Page

Report of Independent Auditors Balance Sheets as of May 31, 2002 and 2001 Statements of Income (Loss)for the years ended May 31, 2002, 2001, 2000, and from the inception to May 31,2002.	F–1 F–2 F–3 F–4 F–5

Statements of Changes in Stockholders' Deficit from Inception to May 31, 2002.	F–6 F–17

Statements of Cash Flows for the years ended May 31, 2002 2001, and 2000 and from the Inception to May 31, 2002.	F–18 F–20

Notes to Financial Statement	F–21 F–29

Exhibits	Number	Description of Exhibit
Form 10–K, Part IV, Item 15(b)	Reports on Form 8–K	The Company did not file any reports on Form 8–K during the last quarter of theperiod covered by this report
Reg §229.601 (a) (1) (10)	Material Contracts	Lease agreement described in Form 10–K, Item 2. Incorporated by reference – filed with SEC in connection with Company filing of SEC Form 10–K for fiscal year ended May 31, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2003

                HABER, INC.
                     (Company)

        Norman Haber

Norman Haber, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 16, 2003

            Norman Haber

Haber Inc., Chief Executive Officer, and Director
  (Principal Executive Officer)

Dated: April 16, 2003

                          Paul Buiar

 Director

The above officer, Norman Haber, represents all of the officers of Haber, Inc.

CERTIFICATIONS

I, Norman Haber, certify that:

  I have reviewed this annual report on Form 10–K of Haber, Inc.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003

            Norman Haber

(Chairman)

Staples, Larkin & Associates, LLP
Certified Public Accountants
901 North Mallard
Palestine, Texas 75801
Telephone.:903–723–1040
Email:StaplesAssociates@earthlink.net

Cecil A.Staples, CPA/PFS	Donald J. Larkin, CPA
Member of National Association of Security Dealers	Telefax.: 903–723–2076

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Haber, Inc.
1009 Avenue C,STE.#6
Bayonne, NJ 07002

We have audited the accompanying balance sheet of Haber, Inc., a development stage enterprise, as of May 31, 2002 and the related statements of income, Stockholders' Deficit , and cash flows for the year then ended, and for the period from inception to May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Haber, Inc. as of May 31, 2001 and 2000 respectively, and for the period from inception to May 31, 2001, were audited by other auditors whose report, dated June 20, 2002, expressed an unqualified opinion on those financial statements, with an explanatory paragraph expressing going concern uncertainties, before a restatement described in Note 2(j.) to reclassify a due to related party balance from a current liability to non–current liability reporting.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haber, Inc. at May 31, 2002 and the results of its operations for the year then ended and for the period from inception through May 31, 2002, in conformity with U.S. generally accepted accounting principles.

We also audited the reclassification described in Note 2(j.) that was applied to restate the 2001 financial statements. In our opinion, such reclassification is appropriate and has been properly applied.

The accompanying financial statements have been prepared assuming that Haber, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that indicates the Company may not be able to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Staples, Larkin & Associates, LLP
Palestine, TX.
December 31, 2002

Haber, Inc.	A Development Stage Enterprise
Balance Sheets

		May 31
	2002		2001
Assets
– Currents Assets
Cash and Cash Items	$766		$10,080
Prepaid Expense	2,857		0
Inventory	59,112		54,300
Total Current Assets	62,735		64,380
– Furniture and Equipment
Equipment	240,900		343,702
Furniture and Fixtures	37,200		104,679
	278,100		448,381
Less: Accumulated depreciation	268,991		436,958
Total Property and Equipment, Net	9,109		11,423
Other assets
– Loans Receivable	4,500		4,500
– Due from Related Parties	7,521		10,459
– Security deposit	1,556		1,556
–Other assets	100		100
Total other Assets	13,677		16,615
Total Assets	$ 85,521		$ 92,418

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Balance Sheets

		May 31
	2002		2001
Liabilities and Stockholders' (Deficit)
– Current Liabilities
Accounts payable	$28,032		$39,062
Accrued expenses	11,690		37,440
Cash held pending issuance of common stock	47,717		0
Liability for unissued common stock	21,775		0
Taxes payable	22,551		16,171
Due to related parties	55,000		0

Total Current Liabilities	186,765		92,673
Due to related parties	213,434		201,854
Total Liabilities	400,199		294,527
Commitments and Contingencies
Stockholders' (Deficit)
–Common stock –$0.01 par value 150,000,000 shares authorized; 100,771,063 and 90,806,300 shares issued, respectively.	1,007,711		908,063
– Common stock warrants outstanding	65,103		0
– Capital in excess of par value	22,065,818		21,902,730
– Stock subscriptions receivable	(28,313)		(36,033)
– Preferred stock – $10 par value 600,000 shares authorized; 145,208 shares and 145,208 shares issued, respectively.	1,452,080		1,452,080
–(Deficit) accumulated during the development stage.	(23,501,393)		(23,053,265)
	1,061,006		1,173,575
Less: Treasury stock 115,137 shares at cost	1,375,684		1,375,684
Total Stockholders' Deficit	(314,678)		(202,109)
Total Liabilities and Stockholders' Deficit	$85,521		$92,418

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Income

	Cumulative from Inception 12/2/1979		For the Years Ended May 31st.
		2002	2001	2000
– Revenues	$ 1,971,588	$ 0	$11,520	$ 0
– Direct Expenses	1,521,485	2,000	0	0
– Gross Profit (loss)	450,103	0	9,520	0
– General and Administrative Expenses	14,222,260	378,188	323,007	1,037,907
– Research and Development Expenses	5,119,880	69,940	0	1,542
– Provision for Uncollectible Advances to Affiliates	1,004,881	0	0	0
	20,347,021	448,128	323,007	1,039,449
– (Loss) Before Other Income (Expenses)	(19,896,918)	(448,128)	(313,487)	(1,039,449)
– Other Income (Expenses) Interest Income	1,025,917	0	0	0
Other Income	571,523	0	121,404	115,255
Interest (expense)	(96,829)	0	(500)	0
Loss on Investments in Affiliates	(5,196,855)	0	0	(54,264)
Gain on Disposition of Fixed Assets	42,881	0	0	0
	(3,653,363)	0	120,904	60,991
– Net (Loss) from Development Stage Activies	$(23,550,281)	$(448,128)	$(192,583)	($978,458)
Prior Period Adjustment	48,888	0	0	0
– Net (Loss) after Prior Period Adjusment	$(23,501,393)	$(448,128)	$(192,583)	$(978,458)

– (Loss) per Common Share and Equivalents, Primary and Fully Diluted		$ (.005)	$ (.002)	$ (.012)
– Weighted Average Common Shares Outstanding During the Period, Including Common Stock Equivalents		95,450,892	88,296,900	83,471,963

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Changes in Stockholders' Deficit

		Inception through May 31, 2002
	Common Stock		Convertible Preferred Stock
	Shares	Amounts	Shares	Amounts
Inception (1979) through May 31, 1988	$10,609,622	$106,096	$152,926	$1,529,260
Stock issued for services	6,375	64	0	0
Conversion of preferred stock	1,838	18	(1,100)	(11,000)
Stock issued as collateral	165,000	1,650	0	0
Cash in private offering	837,239	8,372	0	0
Correction of prior issuance	(23,174)	(231)	0	0
Warrants expired	0	0	0	0
Stock issued in payment of interest	30,000	300	0	0
Equity resulting from outside Investment in subsidiary	0	0	0	0
Net (loss) for the year	0	0	0	0
Balance – May 31,1989	11,626,900	116,269	151,826	1,518,260
Treasury shares previously arising in consolidation	0	0	0	0
Stock issued for services	400,000	4,000	0	0
Conversion of preferred stock	1,503	15	(900)	(9,000)
Stock issued in payment of debt and interest	3,634,809	36,348	0	0
Cash in private offering	40,000	400	0	0
Correction of private issuance	(2,000)	(20)	0	0
Stock issued for compensation	251,114	2,511	0	0
Warrants issued for compensation	0	0	0	0
Net (loss) for the year	0	0	0	0
Balance – May 31, 1990	15,952,326	159,523	150,926	1,509,260
Stock issued for services	1,850,993	18,510	0	0
Conversion of warrants	200,000	2,000	0	0
Cash in private offering	1,517,641	15,177	0	0
Correction of prior issuance	20,400	204	0	0
Conversion of preferred stock	0	0	0	0
Net (loss) for the year	0	0	0	0
Balance – May 31, 1991	19,541,360	195,414	150,926	1,509,260

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Changes in Stockholder 's Deficit

		Inception through May 31, 2002
	Capital in Excess of Par Value	Warrants Amount	Subscription Receivable	Retained Earnings (Deficit)
Inception (1979) through May 31, 1988	$12,110,316	$1,258,133	$0	$(13,700,108)
Stock issued for services	0	0	0	0
Conversion of preferred stock	10,982	0	0	0
Stock issued as collateral	(1,650)	0	0	0
Cash in private offering	535,228	0	0	0
Correction of prior issuance	(20,622)	0	0	0
Warrants expired	1,258,133	(1,258,133)	0	0
Stock issued in payment of interest	0	0	0	0
Equity resulting from outside	0	0	0	0
Investment in subsidiary	1,770,187	0	0	0
Net (loss) for the year	0	0	0	(2,613,093)
Balance Forward – May 31,1989	15,662,574	0	0	(16,313,201)
Treasury shares previouslyarising in consolidation	0	0	0	0
Stock issued for services	55,400	0	0	0
Conversion of preferred stock	8,985	0	0	0
Stock issued in payment of debit and interest	910,910	0	0	0
Cash in private offering	9,600	0	0	0
Correction of private issuance	0	0	0	0
Stock issued for compensation	66,353	0	0	0
Warrants issued for compensation	107,520	0	0	0
Net (loss) for the year	0	0	0	(982,263)
Balance – May 31, 1990	16,821,342	0	0	(17,295,464)
Stock issued for services	99,236	0	0	0
Conversion of warrants	8,000	0	0	0
Cash in private offering	211,649	0	0	0
Correction of prior issuance	396	0	0	0
Net (loss) for the year	0	0	0	(776,330)
Balance – May 31, 1991	17,140,623	0	0	(18,071,794)

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Changes in Stockholder 's Deficit

		Inception through May 31, 2002
	Treasury Stock		Total Shareholder Equity
	Shares	Amounts	(Deficit)
Inception (1979) through May 31, 1988	223,038	$(1,397,444)	$(93,747)
Stock issued for services	0	0	64
Conversion of preferred stock	0	0	0
Stock issued as collateral	0	0	0
Cash in private offering	0	0	543,600
Correction of prior issuance	(6,413)	20,760	(93)
Warrants expired	0	0	0
Stock issued in payment of interest	0	0	300
Equity resulting from outside Investment in subsidiary	0	0	1,770,187
Net (loss) for the year	0	0	(2,613,093)
Balance – May 31,1989	216,625	(1,376,684)	(392,782)
Treasury shares previously arising in consolidation	(100,000)	1,000	1,000
Stock issued for services	0	0	59,400
Conversion of preferred stock	0	0	0
Stock issued in payment of debt and interest	0	0	947,258
Cash in private offering	0	0	10,000
Correction of private issuance	0	0	(20)
Stock issued for compensation	0	0	68,864
Warrants issued for compensation	0	0	107,520
Net (loss) for the year	0	0	(982,263)
Balance – May 31, 1990	116,625	(1,375,684)	(181,023)
Stock issued for services	0	0	117,746
Conversion of warrants	0	0	10,000
Cash in private offering	0	0	226,826
Correction of prior issuance	0	0	600
Net (loss) for the year	0	0	(776,330)
Balance – May 31, 1991	116,625	(1,375,684)	(602,181)

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Changes in Stockholders' Deficit

		Inception through May 31, 2002
	Common Stock		Convertible Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance – May 31, 1991	19,541,360	$195,414	150,926	$1,509,260
– Stock issued for services	461,875	4,619	0	0
– Stock issued in payment of liabilities	755,040	7,550	0	0
– Cash in private offering	1,404,995	14,050	0	0
– Correction of prior issuance	(90,767)	(908)	0	0
– Conversion of preferred stock	2,304	23	(1,379)	(13,790)
– Conversion of warrants	915,000	9,150	0	0
– Net (loss) for the year	0	0	0	0
Balance forward – May 31, 1992	22,989,807	229,898	149,547	1,495,470
– Stock issued for services	629,800	6,298	0	0
– Cash in private offering	1,274,343	12,743	0	0
– Net (loss) for the year	0	0	0	0
Balance – May 31, 1993	24,893,950	248,939	149,547	1,495,470
– Cash in private offering	993,703	9,937	0	0
– Shares issued for services	463,000	4,630	0	0
– Conversion of warrants	87,000	870	0	0
– Stock returned from directors	(1,709,915)	(17,099)	0	0
– Net (loss) for the year	0	0	0	0
– Stock issued by unconsolidated subsidiary	0	0	0	0
Balance Forward May 31, 1994	24,727,738	247,277	149,547	1,495,470

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Changes in Stockholders' Deficit

		Inception through May 31, 2002
	Capital in Excess of Par Value	Subscription Receivable	Retained Earnings (Deficit)
Balance – May 31, 1991	$17,140,623	$0	$(18,071,794)
– Stock issued for services	91,282	0	0
– Stock issued in payment of liabilities	218,260	0	0
– Cash in private offering	471,450	0	0
– Correction of prior issuance	0	0	0
– Conversion of preferred stock	13,767	0	0
– Conversion of warrants	19,000	0	0
– Net (loss) for the year	0	0	(530,965)
Balance – May 31, 1992	17,954,382	0	(18,602,759)
– Stock issued for services	63,817	0	0
– Cash in private offering	362,102	0	0
– Net (loss) for the year	0	0	(348,661)
Balance – May 31, 1993	18,380,301	0	(18,951,420)
– Cash in private offering	107,703	0	0
– Shares issued for services	0	0	0
– Conversion of warrants	1,820	0	0
– Stock returned from directors	17,099	0	(300,091)
– Net (loss) for the year	0	0	0
– Stock issued by unconsolidated subsidiary	149,720	0	0
Balance – May 31, 1994	$18,656,643	$ 0	$(19,251,511)

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Changes in Stockholders' Deficit

		Inception through May 31, 2002
	Treasury Stock		Total Shareholders Equity
	Shares	Amounts	(Deficit)
Balance – May 31, 1991	116,625	$(1,375,684)	$(602,181)
Stock issued for services	0	0	95,901
Stock issued in payment of liabilities	0	0	225,810
Cash in private offering	0	0	485,500
Correction of prior issuance	0	0	(908)
Conversion of preferred stock	0	0	0
Conversion of warrants	0	0	28,150
Net (loss) for the year	0	0	(530,965)

Balance – May 31, 1992	116,625	(1,375,684)	(298,693)
Stock issued for services	0	0	70,115
Cash in private offering	0	0	374,845
Net (loss) for the year	0	0	(348,661)
	0	0	0
Balance – May 31, 1993	116,625	(1,375,684)	(202,394)
Cash in private offering	0	0	117,640
Shares issued for services	0	0	4,630
Conversion of warrants	0	0	2,690
Stock returned from directors	0	0	0
Net (loss) for the year	0	0	(300,091)
Stock issued by unconsolidated subsidiary	0	0	149,720
	0	0	0
Balance forward – May 31, 1994	$ 116,625	$(1,375,684)	$ (227,805)

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Changes in Stockholders' Deficit

		Inception through May 31, 2002
	Common Stock		Convertible Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance – May 31, 1994	24,727,738	$247,277	149,547	$1,495,470
Cash in private offering	411,547	4,116	0	0
Stock issued for services	2,012,590	20,126	0	0
Conversion of warrants	105,081	1,051	0	0
Stock returned from directors	(210,000)	(2,100)	0	0
Conversion of preferred stock	5,412	54	(3,239)	(32,390)
Correction of prior issuance	0	0	0	0
Stock issued by unconsolidated subsidiary	0	0	0	0
Net (loss) for year	0	0	0	0
Balance – May 31, 1995	27,052,368	270,524	146,308	1,463,080
Sale of Stock	2,301,000	23,010	0	0
Stock issued for services	2,896,111	28,961	0	0
Conversion of warrants	9,200	92	0	0
Rescission obligation converted stock	1,304,949	13,049	0	0
Repayment of borrowed shares	1,820,379	18,204	0	0
Acquisition of equity interest in Medco Health Corp.	7,300,000	73,000	0	0
Net (loss) for the year	0	0	0	0
Balance – May 31, 1996	42,684,007	426,840	146,308	1,463,080
Sale of stock	2,744,474	27,445	0	0
Stock issued for services	661,319	6,613	0	0
Conversions of warrants	0	0	0	0
Stock issued in payment of liabilities	391,000	3,910	0	0
Net (loss) for the year	0	0	0	0
Balance forward May 31, 1997	46,480,800	464,808	146,308	1,463,080

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Changes in Stockholders' Deficit

		Inception through May 31, 2002
	Capital in Excess of Par Value	Subscription Receivable	Retained Earnings (Deficit)
Balance – May 31, 1994	$18,656,643	$0	$(19,251,511)
Cash in private offering	48,579	0	0
Shares issued for services	5,323	0	0
Conversion of warrants	24,549	0	0
Stock returned from directors	2,100	0	0
Conversion of preferred stock	32,336	0	0
Correction of prior issuance	0	(41,750)	0
Stock issued by unconsolidated subsidiary	17,193	0	0
Net (loss) for the year	0	0	(401,483)
Balance May 31, 1995	18,786,723	(41,750)	(19,652,994)
Sale of Stock	237,188	0	0
Stock issued for services	0	0	0
Conversion of Warrants	0	0	0
Rescission obligation converted stock	285,532	0	0
Repayment of borrowed shares	(18,204)	0	0
Acquisition of equity interest Medco Health Corp.	0	0	0
Net (loss) for the year	0	0	(359,728)
Balance May 31, 1996	19,291,239	(41,750)	(20,012,722)
Sale of Stock	251,555	(62,950)	0
Stock issued for services	98,850	0	0
Conversion of warrants	0	0	0
Stock issued in payment of liabilities	40,018	0	0
Net (loss) for the year	0	0	(301,344)
Balance forward May 31, 1997	19,681,662	(104,700)	(20,314,066)

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Changes in Stockholders' Deficit

		Inception through May 31, 2002
	Treasury Stock		Total Shareholders Equity (Deficit)
	Shares	Amount	Amount
Balance – May 31, 1994	116,625	$(1,375,684)	$(227,805)
Cash in private offering	0	0	52,695
Shares issued for services	0	0	25,449
Conversion of warrants	0	0	25,600
Stock returned from directors	0	0	0
Conversion of preferred stock	0	0	0
Correction of prior issuance	0	0	(41,750)
Stock issued by unconsolidated subsidiary	0	0	17,193
Net (loss) for the year	0	0	(401,483)
Balance May 31, 1995	116,625	(1,375,684)	(550,101)
Sale of stock	0	0	260,198
Stock issued for services	0	0	28,961
Conversions of warrants	0	0	92
Rescission obligation converted stock	0	0	298,581
Repayment of borrowed shares	0	0	0
Acquisition of equity interest Medco Health Corp.	0	0	73,000
Net (loss) for the year	0	0	(359,728)
Balance May 31, 1996	116,625	(1,375,684)	(248,997)
Sale of stock	0	0	216,050
Stock issued for services	0	0	105,463
Conversions of warrants	0	0	0
Stock issued in payment of liabilities	0	0	43,928
Net (loss) for the year	0	0	(301,344)
Balance May 31,1997	116,625	$(1,375,684)	$(184,900)

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Changes in Stockholders' Deficit

		Inception through May 31, 2002
	Common Stock		Convertible Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance – May 31, 1997	46,480,800	$464,808	146,308	$1,463,080
Sale of Stock	6,275,000	27,250	0	0
Stock issued for services	3,998,573	39,986	0	0
Conversion of warrants	0	0	0	0
Stock issued in payment of liabilities	0	0	0	0
Net (loss) for the year	0	0	0	0
Balance – May 31, 1998	56,754,373	532,044	146,308	1,463,080
Sale of Stock	4,926,334	49,264	0	0
Stock issued for services	13,320,195	168,701	0	0
Conversion of warrants	0	0	0	0
Stock issued in payment of liabilities	1,666,667	16,667	0	0
Net (loss) for the year	0	0	0	0
Balance – May 31, 1999	76,667,569	766,676	146,308	1,463,080
Conversions of stock	1,169	11	(900)	(9,000)
Sale of stock	1,838,754	18,388	0	0
Stock issued for services	6,180,000	61,800	0	0
Stock issued in payment of liabilities	140,000	1,400	0	0
Buyout of investment	960,000	9,600	0	0
Net (loss) for the year	0	0	0	0
Balance – May 31, 2000	85,787,492	857,875	145,408	1,454,080
Sale of stock	1,918,800	19,188	0	0
Correction of prior accounting	0	0	(200)	(2,000)
Stock issued for services	3,100,000	31,000	0	0
Net (loss) for the year	0	0	0	0
Balance – May 31, 2001	90,806,292	908,063	145,208	1,452,080
Prior Period Adjustment	0	0	0	0
Balance – May 31, 2001 as Restated	90,806,292	908,063	145,208	1,452,080
Expiration of stock subscriptions	0	0	0	0
Sale of stock	1,500,000	15,000	0	0
Stock issued for services	8,464,771	84,648	0	0
Stock warrants issued for services	0	0	0	0
Stock warrants issued to shareholders	0	0	0	0
Net (loss) for the year	0	0	0	0
Balance – May 31, 2002	100,771,063	1,007,711	145,208	1,452,080

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Changes in Stockholders' Deficit

		Inception through May 31, 2002
	Common Stock Warrant Amounts	Capital in Excess of Par Value	Subscription Receivable	Retained Earnings (Deficit)
Balance May 31, 1997	$0	$19,681,662	$(104,700)	$(20,314,066)
Sale of stock	0	141,750	(3,033)	0
Stock issued for services	0	55,076	0	0
Conversions of warrants	0	0	0	0
Stock issued in payment of liabilities	0	0	0	0
Net (loss) for the year	0	0	0	(337,200)
Balance May 31, 1998	0	19,878,488	(107,733)	(20,651,286
Sale of stock	0	141,636	71,700	0
Stock issued for services	0	899,735	0	0
Conversions of warrants	0	0	0	0
Stock issued in payment of liabilities	0	0	0	0
Net (loss) for the year	0	33,333	0	(1,279,736)
Balance May 31, 1999	0	20,953,192	(36,033)	(21,931,022)
Conversions of stock	0	8,989	0	0
Sale of stock	0	106,517	0	0
Stock issued for services	0	628,827	0	0
Stock issued in payment of liabilities	0	6,514	0	0
Buyout of Investment	0	44,664	0	0
Net (loss) for the year	0	0	0	(978,458)
Balance May 31, 2000	0	21,748,703	(36,033)	(22,909,480)
Sale of Stock	0	50,012	0	0
Correction of prior accounting	0	2,000	0	(90)
Stock issued for services	0	102,015	0	0
Net (loss) for the year	0	0	0	(192,583)
Balance May 31, 2001	0	21,902,730	(36,033)	(23,102,153)
Prior Period Adjusment	0	0	0	48,888
Balance May 31, 2001 as Restated	0	21,902,730	(36,033)	(23,053,265)
Expiration of stock subscriptions	0	(36,033)	36,033	0
Sale of Stock	0	18,920	0	0
Stock issued for services	0	190,741	0	0
Stock warrants issued for services	26,250	0	0	0
Stock warrants issued to shareholders	38,853	(10,540)	(28,313)	0
Net (loss) for the year	0	0	0	(448,128)
Balance May 31, 2002	$ 65,103	$22,065,818	$ (28,313)	$(23,501,393)

Haber, Inc.	A Development Stage Enterprise
Statement of Changes in Stockholders' Deficit

		Inception through May 31, 2002
	Treasury Stock		Total Shareholders Equity
	Shares	Amounts	(Deficit)
Balance – May 31, 1997	116,625	$(1,375,684)	$(184,900)
Sale of stock	0	0	165,967
Stock issued for services	0	0	95,062
Conversions of warrants	0	0	0
Stock issued in payment of liabilities	0	0	0
Net (loss) for the year	0	0	(337,200)
Balance – May 31, 1998	116,625	(1,375,684)	(261,091)
Sale of stock	0	0	262,600
Stock issued for services	0	0	1,068,435
Conversions of warrants	0	0	0
Stock issued in payment of liabilities	0	0	50,000
Net (loss) for the year	0	0	(1,279,736)
Balance – May 31, 1999	116,625	(1,375,684)	(159,791)
Conversions of stock	0	0	0
Sale of stock	0	0	124,905
Stock issued for services	0	0	690,627
Stock issued in payment of liabilities	0	0	7,914
Buyout of Investment	0	0	54,264
Net (loss) for the year	0	0	(978,458)
Balance – May 31, 2000	116,625	(1,375,684)	(260,539)
Sale of Stock	0	0	69,200
Correction of prior accounting	(1,488)	0	(90)
Stock issued for services	0	0	133,015
Net (loss) for the year	0	0	(192,583)
Balance – May 31, 2001	115,137	(1,375,684)	(250,997)
Prior Period Adjusment	0	0	48,888
Balance – May 31, 2001 as restated	115,137	(1,375,684)	(202,109)
Expiration of stock subscriptions	0	0	0
Sale of Stock	0	0	33,920
Stock issued for services	0	0	275,389
Stock warrants issued for services	0	0	26,250
Stock warrants issued to shareholders	0	0	0
Net (loss) for the year	$ 0	$ 0	$ (448,128)
Balance – May 31, 2002	115,137	$(1,375,684)	$(314,678)

Haber, Inc.	A Development Stage Enterprise
Statements of Cash Flows

	Cumulative from Inception 12/2/1979	For the Years Ended May 31st.
		2002	2001	2000
Cash Flows from (used in) Development Activites
– Net (loss)	$(23,550,281)	$ (448,128)	$ (192,583)	$ (978,458)
– Adjustments to reconcile net( loss) to net cash used for operating activities:
Depreciation	1,667,260	5,914	4,778	3,366
Amortization	1,116,210	0	0	0
(Gain) on disposal of fixed assets	(42,881)	0	0	0
Stock and warrants issued for services	4,083,270	301,639	133,690	752,803
Compensation recognized under employees' stock option plans	808,458	0	0	0
Loss on investments in affiliates	5,142,591	0	0	0
Provision for uncollectible advances to affiliates	1,004,881	0	0	0
(Increase) decrease in current assets	(19,169)	(7,669)	2,000	(1,750)
Increase (decrease) in current liabilities	133,975	39,092	(37,594)	63,679
	(9,655,686)	(109,152)	(89,709)	(160,360)

– Cash Flows from (used in) Investing Activities
– Patent costs and licenses	(30,659)	0	0	0
– Purchase of fixed assets	(2,415,844)	(3,600)	0	(9,700)
– Proceeds from sale of fixed assets	1,086,007	0	0	0
– Investments and advances to affiliates	(3,912,626)	0	0	0
– Goodwill acquired	(1,085,551)	0	0	0
– (Increase) decrease in other assets	1,192	2,938	2,539	954
	(6,357,481)	(662)	2,539	(8,746)

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Cash Flows

	Cumulative from Inception 12/2/1979	For the Years Ended May 31st.
		2002	2001	2000
Cash Flows from Financing Activites
– Proceeds from issuance of stock	$17,160,635	$ 33,920	$ 68,525	$ 124,906
– Cash dividends	(505,976)	0	0	0
– Purchase of treasury stock	(1,375,684)	0	0	0
– Recovery of insider's selling profit	17,198	0	0	0
– Payment of capital lease obligation	(303,652)	0	0	0
– Advances from related parties	1,248,547	66,580	9,229	54,800
– Repayments to related parties	(191,102)	0	(5,896)	(56,007)
– Increase in long–term debt	1,138,477	0	0	0
– Payment against long–term debt	(1,138,477)	0	0	0
– Proceeds of notes payable	25,976	0	0	0
– Repayment of notes payable	(25,976)	0	0	0
– Stock subscriptions receivable	(36,033)	0	0	0
	16,013,933	100,500	71,858	123,699

Net increase (Decrease) in Cash
Cash	766	(9,314)	(15,312)	(45,407)
Cash–Beginning	0	10,080	25,392	70,799
Cash–Ending	$ 766	$ 766	$ 10,080	$ 25,392

Suplemental Disclosures Cash paid for interest	$ 500	$ 0	$ 500	$ 0

Cash Paid for Income Taxes	$ 0	$ 0	$ 0	$ 0

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise
Statements of Cash Flows

Description	For the Years Ended May 31st.
	2002	2001	2000
Non–Cash Investing and Financing Activities Stock issued in payment of debt and interest	$ 0	$ 0	$ 7,913

Stock issued for services	$ 275,389	$ 133,690	$ 690,627

Common stock warrants issued for services	$ 26,250	$ 0	$ 0

Preferred stock converted into common	$ 0	$ 0	$ 900

Stock issued for buyout of all limited partners in Lodestone Partnership	$ 0	$ 0	$ 54,264

See notes to Financial Statements

Haber, Inc.	A Development Stage Enterprise

Notes to Financial Statements

1) The Company

The Company was founded in 1967 as Haber Instruments, Inc., a New York corporation. On April 1, 1980, Haber Instruments, Inc. was acquired through a migratory merger by Haber, Inc. (the "Company"), which had been incorporated in Delaware in October 1979. The only effect of the merger was a change in the state of incorporation and a change in name. The Company has relocated its corporate office from Towaco, New Jersey to Fort Pierce, Florida as of May 3, 2000.

Haber, Inc. has developed advanced chemical and electrochemical process technologies for separations, extractions, and purifications. The Company spends varying amounts annually on research and development to further improve the technologies and product previously developed and described later. The Company is also now focusing on commercializing these technologies through joint ventures or license agreements.

The only product that the Company provides is the EMP–15K. The primary business of the company is to develop and market future sales of its technologies, and the Haber Gold Process. The Company also seeks licenses, joint ventures, or other arrangements with large industrial partners. These arrangements include the sales or grants of uses of its technology in exchange for cash payments, as well as a percentage of the business, such as net smelter return.

The supply sources for supplies and raw materials used in the manufacture of the EMP–15K are not confined to any specific location or company, but are universally available.

EMP, an acronym for ElectroMolecular Propulsion, is an electrochemical process, which enables the movement or positioning of a variety of different molecules. It operates in a manner analogous to other known technologies, such as electrophoresis and Chromatography. EMP is distinguished from other known techniques by the mechanisms involved, the scope of applicability, and the great speed and control of the results.

The Haber Gold Process (HGP) is a chemical system discovered by Norman Haber, the Chairman of the Company, for the hydrometallurgical extraction of gold from its ores, concentrates, and industrial coatings and materials.

2) Summary of Significant Accounting Policies

  Cash Equivalents: The Company considers time deposit accounts maturing in three months or less to be cash equivalents.

  Loans Receivable and Due From Related Parties: Both are carried as Other Assets in the balance sheet of May 31, 2002, at estimated fair value, net of estimated uncollectible amounts, if any. Neither balance is interest earning, and there are no fixed repayment terms.

  Inventory: Inventory consists of supplies of parts and partially completed units and is valued at the lower of cost (specifically identified) or market. Inventory at May 31, 2002, consists of the following: supplies ($20,112) and work–in–process ($39,000).

  Furniture and Equipment: Furniture and equipment are carried at cost. Depreciation is computed on the straight–line method over periods of five to seven years, which corresponds to the useful lives of the assets.

  Patents and Licenses: Represents accumulated legal costs capitalized and amortized over their estimated useful lives of 17 years, commencing with the date of issuance of the related patents. As of May 31, 1999, all patents and licenses had expired and the related costs were fully amortized

  Earnings (Loss) Per Share: Computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock equivalents have been included in the earnings–per–share computation because of their anti–dilutive effect.

  Research and Development Costs: The Company charges research and development costs not incurred in conjunction with contractual obligations to expense as incurred. Research and development costs for the fiscal year ended May 31, 2002 were $69,940, compared to $–0– and $1,542 in fiscal years ended May 31, 2001 and 2000, respectively

  Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Subsidiaries: The Company accounts for its investments in unconsolidated subsidiaries on the equity method. All inter–company transactions are eliminated. Losses beyond the initial investment are not recognized if it is not the Company's obligation to fund such losses. As of May 31, 2002, the Company did not have any investments in subsidiaries.

  Reclassifications: Certain items in prior year financial statements presented have been reclassified to conform to the current year's presentation. A balance described as Due to Related Parties and reported as a current liability in previous financial statements has been reclassified to be more properly reported as a non–current liability.

3) Going Concern Conditions

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for a period of at least one year from the current financial statement balance sheet date of May 31, 2002.

The Company has suffered recurring losses from operations and a has a net capital deficiency that indicates the Company may not be able to continue as a going concern.

Haber, Inc. makes use of equity financing to fund operations including research and development activities. The ability to continue is dependent upon being able to obtain working capital until it can achieve positive cash flow from operations. Also, it is management's intention to minimize general operating costs until such time operating revenue can be achieved at a level sufficient to fund its operations.

There can be no certainty that the company will be successful in these financing efforts.

4) Related Parties

  Receivables and payables have been generated by transactions with related parties, which are detailed as follows:
Description	May 31
	2002	2001
Due from Related parties: Corporate officers and Directors	$ 7,521	$ 10,459

Due to Related parties: Corporate Shareholders	$ 268,163	$ 201,583
Joint Venture	271	271
Total due to related parties	$ 268,434	$ 201,854

Due from Related Parties

During the fiscal year, in the ordinary course of business, the Company's Chairman personally paid certain development stage expenses for the Company and he was reimbursed for substantially all of these payments, resulting in a decrease from $10,459 to $7,521 of a previous advance to the Chairman. The advance balance is not interest earning.

Due to Related Parties

Because the company is in the development stage, Haber, Inc. received additional advances in the total amount of $70,500 from a shareholder to pay on–going expenses. The Company repaid $3,920 of a previous advance from another shareholder. These transactions resulted in the increase of payables due to shareholders as presented in the table above. After May 31, 2002, and before the issuance of this financial statement, the Company repaid $55,000 of the advances owed to related parties.

The amounts due to shareholders, a corporate officer, director and the joint venture are carried at fair value, have no fixed terms of repayment and bear no interest. No Company assets are pledged to secure their repayment and there are no restrictive covenants on assets.

b.  During the fiscal year ended May 31, 1999, the Company's Chairman authorized the issuance of 1,990,332 shares of Haber, Inc. common stock to himself and various members of his family, for repayment of loans purportedly made to Haber, Inc., dating back to 1992. These individuals were not able to substantiate the loans and therefore agreed to rescind the entire transaction. All shares were returned to the transfer agent on December 31, 1999, to be cancelled of record.

Over the course of the fiscal year ended May 31, 2002, the Directors of the Company authorized the issuance of common stock to all directors in lieu of cash payment of directors' fees as follows:

Director	Common Shares Granted	$ Amount
Chairman/CEO Norman Haber	300,000	$10,500
Director Paul Buiar	300,000	$10,500
Director J.R. LeShuffy	50,000	$1,750
Total	650,000	$22,750

In addition, the Company's board of directors authorized the Company to issue common stock warrants to directors, also in lieu of cash payment of directors' fees. Warrants issued during the fiscal year ended May 31, 2002 were:

Director	Number of Warrants Issued	Warrant Exercise Price per Common Share	Total Company Cost
Chairman/CEO Norman Haber	250,000	$0.02	$4,375
Director Paul Buiar	250,000	$0.02	$4,375
Total	500,000	$0.02	$8,750

5) Income Taxes Federal

As of May 31, 2002, the Company has federal net operating loss (NOL) carryforwards for income tax purposes of $11,872,126. If not offset against taxable income, the operating loss carryforward will expire as follows:

NOL Expires Year End May 31	Net Operating Loss Carryforward
2003	$2,414,382
2004	2,267,089
2005	982,263
2006	776,330
2007	527,466
2008	327,661
2009	300,091
2010	401,483
2011	359,728
2012	301,344
2013	337,220
2019	1,278,148
2020	960,458
2021	192,583
2022	445,880
$11,872,126

The net operating loss carryforwards from May 31, 2001 were decreased for the effects of a prior operating period adjustment (described elsewhere in the footnotes) recorded in fiscal year ended May 31, 2002 as follows: expiring 2007 ($3,500 decrease); expiring 2008 ($21,000 decrease); expiring 2019 ($1,588 decrease); and expiring 2020 ($18,000 decrease). There was $4,800 of the prior period adjustment that related to the net operating carryforward expiring in fiscal year ended May 31, 2002. Total of the prior period adjustment was to decrease stockholders' retained earnings deficit by $48,888.

Haber, Inc. does not expect to utilize these carryforwards. Based on a 34% federal tax rate, the Company has deferred tax assets of approximately $4,036,523 and $4,491,800 at May 31, 2002 and 2001 respectively, which were fully offset by valuation allowances.

Income Tax – New Jersey

As of May 31, 2002, Haber, Inc. had New Jersey state net operating loss (NOL) carryforwards for income tax purposes of $1,606,369. This amount includes state tax losses for the year ended May 31, 2000 ($973,719), and May 31, 2001 ($187,260) that were sold in December 2002 under a program described later, with the Company receiving $78,357.75 from their sale. The Company recognizes the sale of tax losses in the year the sale is finalized and the resulting funds are received, net of intermediary commission, from the buyer. The remaining New Jersey tax losses available for sale or carryforward expire as follows:

NOL Expires Year Ended May 31	Net Operating Loss Carryforward
2009	$445,390

New Jersey state income tax losses and research and development credits of companies engaged in the field of biotechnology research may be sold through the state's Technology Business Tax Certificate Program. Haber, Inc. has sold New Jersey state tax assets for all tax periods beginning in at least fiscal year 1993. The sales of certain year's tax assets remain subject to change because the underlying Company income tax returns remain subject to audit by the state for four years from the filing date of the respective returns. This means that the Company's state corporation income tax returns for the years ended May 31, 1999 though May 31, 2001 remain subject to change from a possible audit, which change could result in an increase or decrease of the state tax loss previously sold. The Company does not expect any material amounts to be due as a result of possible state tax return audits.

The Corporation had not, at this time, filed an application to sell its New Jersey tax losses for the tax year ended May 31, 2002, but it does expect to do so.

6) Capital Stock

On November 15, 1984, the Board of Directors adopted a resolution reserving the following shares of $0.01 par value common stock of the Company:

Shares Reserved	Reason
242,984	Conversion of convertible preferred stock

7) Redeemable Preferred Stock

As a result of the public offering of its securities in November, 1984:

a.  Shares of convertible preferred stock are redeemable in whole or in part at the option of the Company at a price of $20 per share plus any accrued, unpaid cumulative dividends, if any, at any time after November 25, 1988.

b.  Shares of convertible preferred stock are convertible at the option of the registered holder thereof, into shares of common stock, par value .01 per share, of the Company at the rate of 1.6716 shares of common stock for each share of convertible preferred stock.

At May 31, 2002, the Company is not liable for any unpaid dividends on preferred stock, neither current year or in arrears.

8) Options

The Company maintains an Employees' Incentive Stock Option Plan and a 1985 Officers' Stock Option Plan and issues unregistered warrants.

All options have expired as of May 31, 1993.

Options issued in exchange for services.

FAS 123 encourages the use of the fair value method of accounting for stock based awards under which the fair value of the stock options is determined on the date of grant, and expensed over the vesting period. The company policy is to apply FAS 123. The values of these options have not been recorded due to the immaterial amounts.

9) Common Stock Warrant Activity and Common Stock Issued for Services

Warrant activity for the period was as follows:

Description	Weighted Average Exercise Price	Warrants	Value Per Warrant	Total Value	Maximum Terms of Options Granted
Balance – May 31, 1998	$0.0250	393,000	$0.0186	$ 7,318	04/01/01
Issued for Service	0	3,111,167	0.1380	429,353	03/04/01
Issued in Lieu of interest Payments Due	0	60,000	0.0360	2,160	09/29/01
Issued in Connection with Stock Purchase		9,000	0.0270	243	10/05/00
Expired	0	(3,080,000)	0.1380	(425,040)	–
Balance – May 31, 1999	0.0250	493,167	0	14,034	–
Issued in Connection with Stock Purchases	0	100,000	0.0230	2,300	06/02/00
Expired	0	(25,000)	0.0186	(465)	–
Balance – May 31, 2000	0.0250	568,167	0	15,869	–
Balance – May 31, 2001	0.0250	568,167	0	15,869	–
Expired	0	(568,167)	0	(15,869)	–
Issued in Lieu of Cash Payment for Services	0.0200	1,500,000	0.0175	26,250	06/2004
Issued in Connection with Stock Purchase	0.0278	2,512,496	0.0155	38,853	03/2005
Balance – May 31, 2002	0.0250	4,012,496	0.0162	65,103	–

Stock issued in payment of services and liabilities.

The company at times will issue common stock as payment for services and liabilities. Below is a summary of such activity.

Description	Number of Commons Shares	Total Value
Fiscal year–end May, 31 2000
Shares issued for services	6,180,000	$690,627
Shares issued for liabilities	140,000	7,914
Fiscal year–May 31, 2001 shares issued for services	102,015	69,200
Fiscal year–May 31, 2002 shares issued for services	8,464,763	$275,389

The valuation method of the above transactions were based on the average market value per share for unrestricted stock issued, and a reduction factor of 75% of market value for fiscal 1998 issuances and 15% of market value for fiscal 2000, 2001, and 2002 for restricted stock issued.

There was no stock issued for employee compensation during these periods other than that issued in lieu of cash payments to directors for director services provided. See a complete explanation of this activity under Footnote 4 – Related Party Activities.

Reduction factors of a restricted stock were and are due to the lack of marketability for the Company's stock that has temporary restrictions.

10) Prior Period Adjustment

At May 31, 2002, the company recorded a prior period adjustment to stockholders' deficit, decreasing the deficit by the amount of $48,888. This adjustment recognized that the Company's inventory had been understated in (a) prior year(s) by $47,300 and that payroll taxes payable had been overstated in (a) prior year(s) by $1,588. The effect of the errors was to decrease the operating loss of the year or years effected. There was no material Federal or State income tax effect.

11) Leases

The Company leases facilities at 2262 North Federal Highway, Fort Pierce, Florida. This site has a total of approximately 3,000 square feet of space and includes a laboratory, a prototype machine shop, and a small area for pre–piloting processing. These facilities house the equipment necessary for the Company to conduct its research and development activities for the foreseeable future.

The lease on the Florida facility described above was for a primary term of one year, from July 1, 2000 through June 30, 2001. Haber, Inc. exercised its lease contract option to extend the lease for the annual periods ending June 30, 2002 and 2003. The monthly lease expense is $1,750 per month plus utilities, sales and rent taxes totaling $113.75.

Rental expense in the fiscal year ended May 31, 2002 was $31,000, with an approximate amount being expended for the fiscal year ended May 31, 2001. The expense includes cash payments and Haber, Inc. common stock issued in lieu of cash payments.

12) Commitments and Contingencies

a.   In a prior year, Orex Gold Mines, Inc. issued 600,000 shares of restricted common shares to Haber, Inc., in return for a non–exclusive license. Haber, Inc. contends that the shares should have been unrestricted and returned all shares to Orex Gold Mines, Inc., requesting that the shares be reissued without a restrictive legend. To date, Orex Gold Mines, Inc. has not reissued the shares to Haber, Inc.

b.  The company rents office space and equipment on a month–to–month basis. This rental is not covered by a written agreement. During the fiscal year ended May 31, 2002, Haber, Inc. issued 280,000 shares of its own stock with a fair market value of $8,350 in lieu of cash payments for this rental.

13) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002 Net Sales	$ 0	$ 0	$ 0	$ 0
Gross profit (loss)	0	0	0	0
Operating income (loss)	(55,414)	(206,585)	(26,398)	(159,731)
Net Income (loss)	(55,414)	(206,585)	(26,398)	(159,731)
Net Income (loss) per common share	(0.001)	(0.002)	0	(0.002)
2001 Net Sales	$ 0	$ 0	$ 0	$11,520
Gross profit (loss)	0	0	0	9,250
Operating income (loss)	(46,055)	(131,191)	(106,419)	(29,822)
Net Income (loss)	(46,055)	1,733	(105,435)	(42,826)
Net Income (loss) per common share	$(0.001)	$ 0	$(0.001)	$ 0