Form 10-Q
period 2002-08-31
HABER INC
filed 2004-04-13
CIK 355699

SECURITIES & EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2002 Commission File Number 0-9966

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 102,813,921 shares of Common Stock, $.01 par value

PART I - FINANCIAL INFORMATION

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET.
(UNAUDITED)

ASSETS
	August 31,	May 31,
	2002	2002
CURRENT ASSETS
Cash in banks
	$14,528	$766
Prepaid expense
	2,857	2,857
Inventory
	59,112	59,112
Total Current Assets
	76,497	62,735

PROPERTY AND EQUIPMENT
Equipment
	240,900	240,900
Furniture and fixtures
	38,252	37,200
	279,152	278,100

Less: Accumulated depreciation
	270,348	268,991
Total Property and Equipment, Net
	8,804	9,109

OTHER ASSETS
Loans Receivable
	-0-	4,500
Due from related parties
	-0-	7,521
Security deposit
	1,556	1,556
Other assets
	100	100
Total Other Assets
	1,656	13,677
TOTAL ASSETS
	$86,957	$85,521

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	August 31,	May 31,
	2002	2002
CURRENT LIABILITIES
Accounts payable
	$19,118	$28,032
Accrued Expenses
	11,690	11,690
Cash held pending issuance of stock
	27,717	47,717
Liability for unissued common stock
	105,000	21,775
Taxes payable
	22,542	22,551
Due to Related Parties
	1,381	55,000
Total Current Liabilities	187,448	186,765

Due to related parties
	262,032	213,434
Total Liabilities	449,480	400,199

STOCKHOLDERS' (DEFICIT)
Common Stock $.01 par value- 150,000,000 shares authorized 102,813,921 and 100,771,063 shares issued, respectively
	1,028,140	1,007,711

Preferred Stock -$10 par value-600,000 shares authorized; 145,408 shares issued, respectively
	1,452,080	1,452,080

Common Stock Warrants Outstanding
	65,103	65,103
Capital in excess of par value
	22,107,640	22,065,818

Stock subscription receivable
	(28,313)	(28,313)
(Deficit)-accumulated during development stage
	(23,611,489)	(23,501,393)
	1,013,161	1,061,006

Less: Treasury stock-116,625 shares at cost
	1,375,684	1,375,684
Total stockholder' (Deficit)
	(362,523)	(314,678)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$86,957	$85,521

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF OPERATIONS
(UNAUDITED)

	Cumulative from Inception	Three months ended August 31, 2002	Three months ended August 31, 2001

REVENUES	$1,971,588	$ -0-	$ -0-

DIRECT EXPENSES	1,521,485	-0-	-0-

GROSS PROFIT	450,103	-0-	-0-

GENERAL & ADMINISTRATIVE EXPS.	14,327,291	105,040	44,039
RESEARCH & DEVELOPMENT EXPS.	5,124,945	5,065	11,375
PROVISION FOR UNCOLLECTIBLE ADVANCES TO AFFILIATES	1,004,881	-0-	-0-

	20,457,117	110,105	55,414

OPERATING (LOSS)	(20,007,014)	(110,105)	(55,414)

OTHER INCOME (EXPENSE):
Interest income	1,025,917	-0-	-0-
Other income	571,523	-0-	-0-
Interest (expense)	(96,829)	-0-	-0-
(Loss) on investment in affiliates	(5,196,855)	-0-	-0-
Gain (Loss) on disposition of fixed assets	42,881	-0-	-0-
	(3,653,363)	-0-	-0-

NET INCOME/(LOSS) FROM DEVELOPMENT STAGE ACTIVITIES	(23,660,377)	(110,105)	(55,414)

PRIOR PERIOD ADJUSMENT	48,888	-0-	-0-

NET INCOME/(LOSS) AFTER PRIOR PERIOD ADJUSMENT	$(23,611,489)	$(110,105)	$(55,414)

INCOME/(LOSS)PER SHARE		($0.001)	($0.001)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING THE PERIOD		102,651,866	90,939,630

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Three months ended August 31, 2002	Three months ended August 31, 2001

CASH FLOW USED BY OPERATING ACTIVIES

Net Income (loss)	($23,660,386)	($110,105)	($55,414)
Ajustment to reconcile net (loss) to net cash flow from operating activities:
Depreciation	1,668,617	1,357	1,479
Amortization	1,116,210	-0-	-0-
(Gain) loss on disposal of fixed assets	(42,881)	-0-	-0-
Stock issued for services	4,125,520	42,250	26,250
Compensation recognition under employee stock option plans	808,458	-0-	-0-
Loss of investment in affiliates	5,142,591	-0-	-0-
Provision for uncollectible advances to affiliates	1,004,881	-0-	-0-
(Increase) decrease in current assets	(19,169)	-0-	-0-
Increase (decrease) in current liabilities	183,266	49,291	1,789
	(9,672,893)	(17,207)	(25,896)

CASH FLOWS USED BY INVESTING ACTIVITIES:

Patent costs and licenses	(30,659)	-0-	-0-
Purchase of fixed assets	(2,416,896)	(1,052)	-0-
Investments in and advances to affiliates	(3,912,626)	-0-	-0-
Proceeds from sale of fixed assets	1,086,007	-0-	-0-
Goodwill acquired	(1,085,551)	-0-	-0-
(Increase) decrease in other assets	13,213	12,021	(467)
	(6,346,512)	10,969	(467)

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Three months ended August 31, 2002	Three months ended August 31, 2001

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock	$17,180,635	$20,000	$7,000
Cash dividends	(505,976)	-0-	-0-
Purchase of treasury stock	(1,375,684)	-0-	-0-
Recovery of insider's selling profit	17,198	-0-	-0-
Payment of capital lease obligations	(303,652)	-0-	-0-
Advances from related parties	1,248,547	-0-	10,000
Repayments to related parties	(191,102)	-0-	-0-
Increase in long-term debt	1,138,477	-0-	-0-
Payments against long-term debt	(1,138,477)	-0-	-0-
Proceeds of notes payable	25,976	-0-	-0-
Repayment of notes payable	(25,976)	-0-	-0-
Stock subscription receivable	(36,033)	-0-	-0-
	16,033,933	20,000	17,000

NET INCREASE (DECREASE) IN CASH:	14,528	13,762	(9,363)

Cash-beginning	-0-	766	10,080
Cash-end	$14,528	$ 14,528	$717

SUPPLEMENTAL DISCLOSURES
Cash paid for interest		$ 0	$ 0

Common stock and warrants issued for services rendered		$42,250	$ 26,250

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002
(UNAUDITED)

NOTE 1 - REGARDING FINANCIAL STATEMENTS:

The financial information herein submitted is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal occurring accruals) necessary for a fair statement of the results of operations for the periods being presented. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's financial statements for the fiscal year ended May 31, 2002 and the Form 10-K dated April 17, 2003.

NOTE 2 - DUE FROM/TO RELATED PARTIES:

Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

	August 31, 2002	May 31, 2002
Due from (to) Related Parties:
Corporate Officers and Directors	$ 1,381	$ 7,521
Shareholders	(261,761)	(268,163)
Joint Venture	(271)	(271)

NOTE 3 - CAPITAL STOCK:

During the three months ended August 31, 2002 the Company issued 892,858 shares of common stock, par value $.01 per share, for an aggregate consideration of $20,000

The company also issued 1,150,000 shares of common stock, par value $.01 per share, for services rendered totaling $42,250.

NOTE 4 - OTHER MATTER:

The financial statements show a net loss of $110,105 for the three months ended August 31, 2002 with accumulated (deficits) $(23,611,489) as of the date.

It is highly likely that the Company will continue to sustain losses for the foreseeable future. Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.

PART I

Item 1.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

The Company controls the proprietary operational features and key science insights for the technology called ElectroMolecular Propulsion ("EMP"), which it believes has broad application in the chemical, biomedical and electronic fields. EMP is a fundamental electrokinetic technology invented and developed by Norman Haber. The term electrokinetics as it refers to molecular science, deals with the movement of molecules in an electrical field. ElectroMolecular Propulsion refers to a unique process to induce high-speed movement of molecules in a DC electric field. Ordinarily, molecular movements are based on ionic principles. EMP does not appear to be ionic in principle and theory, and falls outside the conventional framework. This also helps explain other unusual features of EMP, such as the ability to function with non-polar molecules such as aromatic hydrocarbons. Another seeming anomaly is that the electrical current levels in EMP are extremely low. Nevertheless, the movement rates of molecules are observed to be extremely fast. There are other features of EMP that appear to distinguish it from known paradigmatic operations. EMP has a range of applications in chemical analytical instrumentation extraction, purification, control of chemical reactions, electronic imaging, and other electronic uses.

To date, the Company remains the sole world source for the electrokinetic technology, EMP.

More than 100 application protocols have been completed for use with the EMP instrument for use with dyes, proteins, enzymes, biologicals, etc. Such pre-figured protocols are an important user-friendly feature for the use of the EMP. Commercializing the EMP-15K instrument and other such solvent media is proprietary and is essential to functionalize the applications of EMP. Fourteen specific solvent media have been developed for use with a wide variety of dyes essential for use in microscopic examinations of specimens in pathological procedures and in other niche markets. The user is able to program the instrument for their particular application - chemistry, analysis, and quality control. The niche markets include quality control and purity testing for the dye industry, and various specialty markets such as food colors, biostains, textiles, carpeting, cosmetics, inks, etc. Other applications include analytical proteomics, diagnostics, pharmaceuticals, biologicals, and fine chemicals, forensics, biomedical research, and military field use. Protocols are analogous to the programming of the EMP for a particular use.

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

Application projects specific for biotechnology such as proteomics have been initiated. The Company also has undertaken steps toward the re-engineering of its EMP-15K instrument with the view of producing an upgraded digitalized and computer compatible instrument. The production of these units can be subcontracted through instrument manufacturers.

Product upgrade accessories for use with the EMP improve the capacity or utility of the EMP instruments for specific needs. One such upgrade is called the "capillary recovery" device, which can concentrate and collect one or more selected EMP separated chemical zones into the opening of the capillary. Another device is called a "molecular concentrator". This accessory can concentrate a diffuse zone by a factor of several thousand times.

A new computer program was specifically developed for digital control of the custom miniaturized EMP power supply. A programmed electronic control board also was engineered as an interface. The control board protects the operator from accidental misuse and enables either analog or digital computer control of the EMP system.

Dr. Henry Rosenberg (Ph.D. in Chemistry) remains a full-time non-employee consultant with the Company and has become conversant with both the EMP technology and the proprietary "Haber Gold Process". Dr. Rosenberg also has had extensive sales and marketing experience with scientific instrumentation and advises the Company regarding marketing the EMP instrumentation.

Revenues:

The Company did not have any revenues for the quarter ended August 31, 2002, and reported a net loss for the quarter of $110,105

General and Administrative Expenses:

General and administrative expenses totaled $105,040 for the quarter ended August 31, 2002. Expenditures increased $61,001 during the quarter compared to the quarter ended August 31, 2001.

Research and Development Expenses:

Research and development expenses incurred totaled $5,065 for the quarter ended August 31, 2002. Research and development expenditures totaled $11,375 for the comparable period ended August 31, 2001.

Liquidity and Capital Resources:

The Registrant's liquidity and working capital, summarized in the following table, changed during the quarter ended August 31, 2001, as follows:

	August 31, 2002	May 31, 2002
Cash and Temporary Investments	$ 14,528	$ 766
Working Capital	(110,950)	(124,030)
Working Capital Ratio	N/A	N/A

Registrant's deficit working capital and liquidity position at August 31, 2002 must be supplemented in order to meet the demands upon its working capital and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.

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

PART II - OTHER INFORMATION

Item 1.    Other Information

None.

HABER, INC

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits	Number	Description of Exhibit
Form 10–K, Part IV, Item 15(b)	Reports on Form 8–K	The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report
Reg §229.601 (a) (1)(10)	Material Contracts	Lease agreement described in Form 10-K, Item 2. Incorporated by reference – filed with SEC in connection with Company filing of SEC Form 10-K for fiscal year ended May 31, 2000.

HABER, INC

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporation Haber, Inc.

Date: April 13, 2004	By: Norman Haber
Norman Haber Chairman of the Board

Date: April 13, 2004	By: Paul Buiar
Paul Buiar Secretary

Date: April 13, 2004	By: Albert Conti
Albert Conti President

Date: April 13, 2004	By: Peter D'Angelo
Peter D'Angelo Executive Vice President Chief Financial Officer

HABER, INC

CERTIFICATIONS

I, Albert Conti, certify that:

  I have reviewed this quarterly report as of August 31, 2002 on Form 10-Q of Haber, Inc.

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

    designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 13, 2004	Albert Conti	PRESIDENT
Date	Signature	Title

HABER, INC

CERTIFICATIONS

I, Peter D'Angelo, certify that:

  I have reviewed this quarterly report as of August 31, 2002 on Form 10-Q of Haber, Inc.

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

    designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 13, 2004	Peter D'Angelo	CHIEF FINANCIAL OFFICER
Date	Signature	Title