Form 10-Q
period 2002-11-30
HABER INC
filed 2004-04-13
CIK 355699

SECURITIES & EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 2002 Commission File Number 0-9966

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 107,575,825 shares of Common Stock, $.01 par value

PART I - FINANCIAL INFORMATION

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET.
(UNAUDITED)

ASSETS
	November 30,	May 31,
	2002	2002
CURRENT ASSETS
Cash in banks
	$177,772	$766
Prepaid expense
	0	2,857
Inventory
	59,112	59,112
Total Current Assets
	236,884	62,735

PROPERTY AND EQUIPMENT
Equipment
	240,900	240,900
Furniture and fixtures
	40,379	37,200
	281,279	278,100

Less: Accumulated depreciation
	271,775	268,991
Total Property and Equipment, Net
	9,504	9,109

OTHER ASSETS
Loans Receivable
	-0-	4,500
Due from related parties
	-0-	7,521
Security deposit
	1,556	1,556
Other assets
	300	100
Total Other Assets
	1,856	13,677
TOTAL ASSETS
	$248,244	$85,521

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	November 30,	May 31,
	2002	2002
CURRENT LIABILITIES
Accounts payable
	$23,909	$28,032
Accrued Expenses
	11,690	11,690
Cash held pending issuance of stock
	27,717	47,717
Liability for unissued common stock
	219,300	21,775
Taxes payable
	22,543	22,551
Due to Related Parties
	1,381	55,000
Total Current Liabilities	306,540	186,765

Due to related parties
	262,032	213,434
Total Liabilities	568,572	400,199

STOCKHOLDERS' (DEFICIT)
Common Stock $.01 par value- 150,000,000 shares authorized 107,575,825 and 100,771,063 shares issued, respectively
	1,075,759	1,007,711

Preferred Stock -$10 par value-600,000 shares authorized; 145,408 shares issued, respectively
	1,452,080	1,452,080

Common Stock Warrants Outstanding
	65,103	65,103
Capital in excess of par value
	22,160,021	22,065,818

Stock subscription receivable
	(28,313)	(28,313)
(Deficit)-accumulated during development stage
	(23,669,294)	(23,501,393)
	1,055,356	1,061,006

Less: Treasury stock-116,625 shares at cost
	1,375,684	1,375,684
Total stockholder' (Deficit)
	(320,328)	(314,678)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$248,244	$85,521

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF OPERATIONS
(UNAUDITED)

	Cumulative from Inception	Three months ended November 30, 2002	Three months ended November 30, 2001

REVENUES	$1,971,588	$ -0-	$ -0-

DIRECT EXPENSES	1,521,485	-0-	-0-

GROSS PROFIT	450,103	-0-	-0-

GENERAL & ADMINISTRATIVE EXPS.	14,371,412	44,121	89,580
RESEARCH & DEVELOPMENT EXPS.	5,138,629	13,684	117,005
PROVISION FOR UNCOLLECTIBLE ADVANCES TO AFFILIATES	1,004,881	-0-	-0-

	20,514,922	57,805	206,585

OPERATING (LOSS)	(20,064,819)	(57,805)	(206,585)

OTHER INCOME (EXPENSE):
Interest income	1,025,917	-0-	-0-
Other income	571,523	-0-	-0-
Interest (expense)	(96,829)	-0-	-0-
(Loss) on investment in affiliates	(5,196,855)	-0-	-0-
Gain (Loss) on disposition of fixed assets	42,881	-0-	-0-
	(3,653,363)	-0-	-0-

NET INCOME/(LOSS) FROM DEVELOPMENT STAGE ACTIVITIES	(23,718,182)	(57,805)	(206,585)

PRIOR PERIOD ADJUSMENT	48,888	-0-	-0-

NET INCOME/(LOSS) AFTER PRIOR PERIOD ADJUSMENT	$(23,669,294)	$(57,805)	$(206,585)

INCOME/(LOSS)PER SHARE		($0.001)	($0.002)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING THE PERIOD		105,456,823	92,672,371

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF OPERATIONS
(UNAUDITED)

	Cumulative from Inception	Six months ended November 30, 2002	Six months ended November 30, 2001

REVENUES	$1,971,588	$ -0-	$ -0-

DIRECT EXPENSES	1,521,485	-0-	-0-

GROSS PROFIT	450,103	-0-	-0-

GENERAL & ADMINISTRATIVE EXPS.	14,371,412	149,160	133,619
RESEARCH & DEVELOPMENT EXPS.	5,138,629	18,749	128,380
PROVISION FOR UNCOLLECTIBLE ADVANCES TO AFFILIATES	1,004,881	-0-	-0-

	20,514,922	167,909	261,999

OPERATING (LOSS)	(20,064,819)	(167,909)	(261,999)

OTHER INCOME (EXPENSE):
Interest income	1,025,917	-0-	-0-
Other income	571,523	-0-	-0-
Interest (expense)	(96,829)	-0-	-0-
(Loss) on investment in affiliates	(5,196,855)	-0-	-0-
Gain (Loss) on disposition of fixed assets	42,881	-0-	-0-
	(3,653,363)	-0-	-0-

NET INCOME/(LOSS) FROM DEVELOPMENT STAGE ACTIVITIES	(23,718,182)	(167,909)	(261,999)

PRIOR PERIOD ADJUSMENT	48,888	-0-	-0-

NET INCOME/(LOSS) AFTER PRIOR PERIOD ADJUSMENT	$(23,669,294)	$(167,909)	$(261,999)

INCOME/(LOSS)PER SHARE		($0.002)	($0.003)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING THE PERIOD		105,456,823	92,672,371

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Six months ended November 30, 2002	Six months ended November 30, 2001

CASH FLOW USED BY OPERATING ACTIVIES

Net Income (loss)	($23,718,190)	($167,909)	($261,999)
Ajustment to reconcile net (loss) to net cash flow from operating activities:
Depreciation	1,670,044	2,784	2,957
Amortization	1,116,210	-0-	-0-
(Gain) loss on disposal of fixed assets	(42,881)	-0-	-0-
Stock issued for services	4,125,520	42,250	202,938
Compensation recognition under employee stock option plans	808,458	-0-	-0-
Loss of investment in affiliates	5,142,591	-0-	-0-
Provision for uncollectible advances to affiliates	1,004,881	-0-	-0-
(Increase) decrease in current assets	(16,512)	2,657	-0-
Increase (decrease) in current liabilities	302,358	168,383	4,109
	(9,607,521)	48,165	(51,995)

CASH FLOWS USED BY INVESTING ACTIVITIES:

Patent costs and licenses	(30,659)	-0-	-0-
Purchase of fixed assets	(2,419,023)	(3,179)	-0-
Investments in and advances to affiliates	(3,912,626)	-0-	-0-
Proceeds from sale of fixed assets	1,086,007	-0-	-0-
Goodwill acquired	(1,085,551)	-0-	-0-
(Increase) decrease in other assets	13,212	12,020	3,745
	(6,348,640)	8,841	3,745

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Six Months ended November 30, 2002	Six Months ended November 30, 2001

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock	$17,280,635	$120,000	$10,000
Cash dividends	(505,976)	-0-	-0-
Purchase of treasury stock	(1,375,684)	-0-	-0-
Recovery of insider's selling profit	17,198	-0-	-0-
Payment of capital lease obligations	(303,652)	-0-	-0-
Advances from related parties	1,248,547	-0-	29,000
Repayments to related parties	(191,102)	-0-	-0-
Increase in long-term debt	1,138,477	-0-	-0-
Payments against long-term debt	(1,138,477)	-0-	-0-
Proceeds of notes payable	25,976	-0-	-0-
Repayment of notes payable	(25,976)	-0-	-0-
Stock subscription receivable	(36,033)	-0-	-0-
	(16,133,933)	120,000	39,000

NET INCREASE (DECREASE) IN CASH:	177,772	177,006	(9,250)

Cash-beginning	-0-	766	10,080
Cash-end	$ 177,772	$ 177,772	$830

SUPPLEMENTAL DISCLOSURES
Cash paid for interest		$ 0	$ 0

Common stock warrants issued for services rendered		$ 0	$ 26,250

Common stock issued for services rendered		$42,250	$ 176,688

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

NOTE 2 - DUE FROM/TO RELATED PARTIES:

Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

	November 30, 2002	May 31, 2002
Due from (to) Related Parties:
Corporate Officers and Directors	$ 1,381	$ 7,521
Shareholders	(261,761)	(268,163)
Joint Venture	(271)	(271)

NOTE 3 - CAPITAL STOCK:

During the six months ended November 30, 2002 the Company issued 5,654,762. shares of common stock, par value $.01 per share, for an aggregate consideration of $120,000

The company also issued 1,150,000 shares of common stock, par value $.01 per share, for services rendered totaling $42,250.

NOTE 4 - OTHER MATTER:

The financial statements show a net loss of $167,909 for the three months ended August 31, 2002 with accumulated (deficits) $(23,669,294) as of the date.

It is highly likely that the Company will continue to sustain losses for the foreseeable future. Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.

HABER, INC.

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

HABER, INC.

Revenues:

The Company did not have any revenues for the six months ended rended November 30, 2002, and reported a net loss for the quarter of ($167,909).

General and Administrative Expenses:

General and administrative expenses totaled $149,160 for the six months ended November 30, 2002. This is an increase of $15,541 compared to the six months ended November 30, 2001.

Research and Development Expenses:

Research and development expenses incurred totaled $18,749 for the six months ended November 30, 2002. Research and development expenditures totaled $128,380 for the comparable period ended November 30, 2001

Liquidity and Capital Resources:

The Registrant's liquidity and working capital, summarized in the following table, changed during the six months ended November 30, 2002, as follows:

	November 30, 2002	May 31, 2002
Cash and Temporary Investments	$ 177,772	$ 766
Working Capital	(69,656)	(124,030)
Working Capital Ratio	N/A	N/A

Registrant's deficit working capital and liquidity position at November 30, 2002, must be supplemented in order to meet the demands upon its working capital and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.

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
Peter D'Angelo Executive Vice President Chief Financial Officer

HABER, INC

CERTIFICATIONS

I, Albert Conti, certify that:

  I have reviewed this quarterly report as of November 30, 2002 on Form 10-Q of Haber, Inc.

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

HABER, INC

CERTIFICATIONS

I, Peter D'Angelo, certify that:

  I have reviewed this quarterly report as of November 30, 2002 on Form 10-Q of Haber, Inc.

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