Form 10-Q
period 2003-02-28
HABER INC
filed 2004-04-13
CIK 355699

SECURITIES & EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2003 Commission File Number 0-9966

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 108,846,368 shares of Common Stock, $.01 par value

PART I - FINANCIAL INFORMATION

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET.
(UNAUDITED)

ASSETS
	February 28,	May 31,
	2003	2002
CURRENT ASSETS
Cash in banks
	$232,411	$766
Prepaid expense
	0	2,857
Inventory
	59,112	59,112
Total Current Assets
	291,523	62,735

PROPERTY AND EQUIPMENT
Equipment
	240,900	240,900
Furniture and fixtures
	40,379	37,200
	281,279	278,100

Less: Accumulated depreciation
	272,514	268,991
Total Property and Equipment, Net
	8,765	9,109

OTHER ASSETS
Loans Receivable
	-0-	4,500
Due from related parties
	-0-	7,521
Security deposit
	1,556	1,556
Other assets
	3,516	100
Total Other Assets
	5,072	13,677
TOTAL ASSETS
	$305,360	$85,521

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEET
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	February 28, 2003,	May 31,
	2002	2002
CURRENT LIABILITIES
Accounts payable
	$17,853	$28,032
Accrued Expenses
	11,690	11,690
Cash held pending issuance of stock
	27,717	47,717
Liability for unissued common stock
	310,000	21,775
Taxes payable
	22,543	22,551
Due to Related Parties
	1,381	55,000
Total Current Liabilities	391,184	186,765

Due to related parties
	207,032	213,434
Total Liabilities	598,216	400,199

STOCKHOLDERS' (DEFICIT)
Common Stock $.01 par value- 150,000,000 shares authorized 108,846,368 and 100,771,063 shares issued, respectively
	1,088,465	1,007,711

Preferred Stock -$10 par value-600,000 shares authorized; 145,408 shares issued, respectively
	1,452,080	1,452,080

Common Stock Warrants Outstanding
	64,531	65,103
Capital in excess of par value
	22,175,696	22,065,818

Stock subscription receivable
	(28,313)	(28,313)
(Deficit)-accumulated during development stage
	(23,669,631)	(23,501,393)
	1,082,828	1,061,006

Less: Treasury stock-116,625 shares at cost
	1,375,684	1,375,684
Total stockholder' (Deficit)
	(292,856)	(314,678)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$305,360	$85,521

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF OPERATIONS
(UNAUDITED)

	Cumulative from Inception	Three months ended February 28, 2003	Three months ended February 28, 2002

REVENUES	$1,971,588	$ -0-	$ -0-

DIRECT EXPENSES	1,521,485	-0-	-0-

GROSS PROFIT	450,103	-0-	-0-

GENERAL & ADMINISTRATIVE EXPS.	14,440,945	69,533	26,188
RESEARCH & DEVELOPMENT EXPS.	5,147,791	9,162	210
PROVISION FOR UNCOLLECTIBLE ADVANCES TO AFFILIATES	1,004,881	-0-	-0-

	20,593,617	78,695	26,398

OPERATING (LOSS)	(20,143,514)	(78,695)	(26,398)

OTHER INCOME (EXPENSE):
Interest income	1,025,917	-0-	-0-
Other income	649,881	78,358	-0-
Interest (expense)	(96,829)	-0-	-0-
(Loss) on investment in affiliates	(5,196,855)	-0-	-0-
Gain (Loss) on disposition of fixed assets	42,881	-0-	-0-
	(3,575,005)	78,358	-0-

NET INCOME/(LOSS) FROM DEVELOPMENT STAGE ACTIVITIES	(23,718,519)	(337)	(26,398)

PRIOR PERIOD ADJUSMENT	48,888	-0-	-0-

NET INCOME/(LOSS) AFTER PRIOR PERIOD ADJUSMENT	$(23,669,631)	$(337)	$(26,398)

INCOME/(LOSS)PER SHARE		($0.00)	($0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING THE PERIOD		105,990,427	96,254,513

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF OPERATIONS
(UNAUDITED)

	Cumulative from Inception	Six months ended February 28, 2003	Six months ended February 28, 2002

REVENUES	$1,971,588	$ -0-	$ -0-

DIRECT EXPENSES	1,521,485	-0-	-0-

GROSS PROFIT	450,103	-0-	-0-

GENERAL & ADMINISTRATIVE EXPS.	14,440,945	218,694	159,807
RESEARCH & DEVELOPMENT EXPS.	5,147,791	27,911	128,590
PROVISION FOR UNCOLLECTIBLE ADVANCES TO AFFILIATES	1,004,881	-0-	-0-

	20,593,617	246,605	288,397

OPERATING (LOSS)	(20,143,514)	(246,605)	(288,397)

OTHER INCOME (EXPENSE):
Interest income	1,025,917	-0-	-0-
Other income	649,881	78,358	-0-
Interest (expense)	(96,829)	-0-	-0-
(Loss) on investment in affiliates	(5,196,855)	-0-	-0-
Gain (Loss) on disposition of fixed assets	42,881	-0-	-0-
	(3,575,005)	78,358	-0-

NET INCOME/(LOSS) FROM DEVELOPMENT STAGE ACTIVITIES	(23,718,519)	(168,247)	(288,397)

PRIOR PERIOD ADJUSMENT	48,888	-0-	-0-

NET INCOME/(LOSS) AFTER PRIOR PERIOD ADJUSMENT	$(23,669,631)	$(168,247)	$(288,397)

INCOME/(LOSS)PER SHARE		($0.002)	($0.003)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DURING THE PERIOD		105,990,427	93,855,307

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Nine months ended February 28, 2003	Nine months ended February 28, 2003

CASH FLOW USED BY OPERATING ACTIVIES

Net Income (loss)	($23,709,528)	($168,247)	($288,397)
Ajustment to reconcile net (loss) to net cash flow from operating activities:
Depreciation	1,670,783	3,523	4,436
Amortization	1,116,210	-0-	-0-
(Gain) loss on disposal of fixed assets	(42,881)	-0-	-0-
Stock issued for services	4,144,900	61,630	202,938
Compensation recognition under employee stock option plans	808,458	-0-	-0-
Loss of investment in affiliates	5,142,591	-0-	-0-
Provision for uncollectible advances to affiliates	1,004,881	-0-	-0-
(Increase) decrease in current assets	(19,728)	(559)	-0-
Increase (decrease) in current liabilities	332,001	198,026	6,549
	(9,561,313)	94,373	(74,474)

CASH FLOWS USED BY INVESTING ACTIVITIES:

Patent costs and licenses	(30,659)	-0-	-0-
Purchase of fixed assets	(2,419,023)	(3,179)	-0-
Investments in and advances to affiliates	(3,912,626)	-0-	-0-
Proceeds from sale of fixed assets	1,086,007	-0-	-0-
Goodwill acquired	(1,085,551)	-0-	-0-
(Increase) decrease in other assets	13,213	12,021	8,495
	(6,348,639)	(8,842)	8,495

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Cumulative from Inception	Nine Months ended February 28, 2003	Nine Months ended February 28, 2002

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock	$17,289,065	$128,430	$13,920
Cash dividends	(505,976)	-0-	-0-
Purchase of treasury stock	(1,375,684)	-0-	-0-
Recovery of insider's selling profit	17,198	-0-	-0-
Payment of capital lease obligations	(303,652)	-0-	-0-
Advances from related parties	1,248,547	-0-	47,580
Repayments to related parties	(191,102)	-0-	-0-
Increase in long-term debt	1,138,477	-0-	-0-
Payments against long-term debt	(1,138,477)	-0-	-0-
Proceeds of notes payable	25,976	-0-	-0-
Repayment of notes payable	(25,976)	-0-	-0-
Stock subscription receivable	(36,033)	-0-	-0-
	(16,142,363)	128,430	61,500

NET INCREASE (DECREASE) IN CASH:	232,411	231,645	(4,479)

Cash-beginning	-0-	766	10,080
Cash-end	$232,411	$ 232,411	$5,601

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ -0-	$ -0-	$ -0-

Common stock warrants issued for services rendered	$ -0-	$ -0-	$ 26,250

Common stock issued for services rendered		$61,630	$ 176,688

See Notes to Financial Statements

HABER, INC.

A DEVELOPMENT STAGE ENTERPRISE
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2003
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

NOTE 2 - DUE FROM/TO RELATED PARTIES:

Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

	February 28, 2003	May 31, 2002
Due from (to) Related Parties:
Corporate Officers and Directors	$ 1,381	$ 7,521
Shareholders	(206,761)	(268,163)
Joint Venture	(271)	(271)

NOTE 3 - CAPITAL STOCK:

During the nine months ended February 28, 2003 the Company issued 6,007,142 shares of common stock, par value $.01 per share, for an aggregate consideration of $128,430

The company also issued 2,068,163 shares of common stock, par value $.01 per share, for services rendered totaling $61,630.

NOTE 4 - OTHER MATTERS:

The financial statements show a net loss of $168,247 for the nine months ended February 28, 2003 with accumulated (deficits) $(23,669,631) as of the date.

It is highly likely that the Company will continue to sustain losses for the foreseeable future. Accordingly, the Company will continue to be dependent upon equity financing, the sale of its assets, or loans from officers and directors for operating funds.

< p align="justify">On January 14, 2003, the Company announced that two individual shareholders, Albert B. Conti and Peter R. D'Angelo, have purchased additional common stock, investing directly in the Company. This raised the total holdings of Conti and D'Angelo to 7.7 percent and 7.8 percent, respectively, of Haber, Inc. common shares. It should be noted that the balance of the common stock due Messer's Conti and D'Angelo, in the amounts of 6,633,117 and 7,282,468, respectively, were issued by the Company on March 24, 2003. These shares are not included in the 108,846,368 shares of common stock outstanding reported as of the quarter ending February 28, 2003. All required Securities and Exchange Commission documents have been filed. On April 1, 2003, the Company announced that it has signed a letter of intent with Gold City, Inc., a privately held mining company, to commercialize Haber's gold extraction technology. On April 14, 2003, Haber, Inc. announced that it has signed a non-exclusive license agreement with Gold City, Inc. for the rights to use the Company's gold extraction technology. The agreement calls for Haber to receive a $75,000 licensing fee and upon application of the technology, an equity position of approximately 20 percent of Gold City, a net smelter return between 8-12 percent of all gold extracted and a 5 percent share of all mechanically recovered coarse gold and nuggets. In further consideration of the license, the Company has been granted 80 acres contiguous to Gold City properties in Nevada and 20 acres of contiguous property in Southern Arizona. On May 7, 2003, the Company named Albert B. Conti, President and Chief Operating Officer and Peter R. D'Angelo, Chief Financial Officer and Executive Vice President of Haber, Inc., respectively. Both Conti and D'Angelo have also been named to the Board of Directors of Haber, Inc. and will be joining the Company effective June 1, 2003. On May 15, 2003, Haber, Inc. received under the license agreement with Gold City, Inc., the license fee of $75,000 and 800,000 shares of common stock of Gold City, Inc. These are the initial payments required under the non-exclusive agreement signed on April 14, 2003.

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

Additionally, the Company has developed the Haber Gold Process (HGP) a hydrometallurgical environmentally friendly gold extraction process. For over 100 years, highly toxic cyanide has been used in the mining industry to dissolve and extract minute particles of gold from gold-bearing ores. HGP was found to be very effective for a variety of ores and concentrates and is extremely efficient in extracting micro-fine gold, a major component in placer deposits. HGP's revolutionary advantages include its ability to extract gold in an environmentally safe and nontoxic manner. The Haber Gold Process also results in faster processing and greater yields when compared with cyanide or other toxic chemical methods. Gold nuggets and coarse gold, as well as some of the fine gold in certain placer (alluvial) deposits, ordinarily are mechanically recoverable. However, the balance of the fine gold and microfine gold, which may constitute 30-70 percent of the total gold content, usually is lost with mechanical recovery systems. Even conventional cyanide methods are inefficient with such fine gold deposits. By contrast, the HGP technology is particularly well suited for fine gold extraction and recovery. HGP has generated interest around the world where there has been a renewed interest in many countries to eliminate the use of cyanide and to stop the use of mercury by small scale indigent miners.

Dr. Henry Rosenberg (Ph.D. in Chemistry) remains a full-time non-employee consultant with the Company and has become conversant with both the EMP technology and the proprietary "Haber Gold Process". Dr. Rosenberg also has had extensive sales and marketing experience with scientific instrumentation and advises the Company regarding marketing the EMP instrumentation.

HABER, INC.

Revenues:

The Company did not have any revenues for the nine months ended February 28, 2003, and reported a net loss for the quarter of ($168,247).

General and Administrative Expenses:

General and administrative expenses totaled $218,694 for the nine months ended February 28, 2003. This is an increase of $58,887 compared to the nine months ended February 28, 2003.

Research and Development Expenses:

Research and development expenses incurred totaled $27,911 for the nine months ended February 28, 2003. Research and development expenditures totaled $128,590 for the comparable period ended February 28, 2002

Other income and expense for the nine months ended February 28, 2003, amounted to $78,358 resulting from the sale of New Jersey tax loss carry forwards. There was no other income and expense in the period endng February 28, 2002.

Liquidity and Capital Resources:

The Registrant's liquidity and working capital, summarized in the following table, changed during the nine months ended February 28, 2003, as follows:

	February 28, 2003	May 31, 2002
Cash and Temporary Investments	$ 232,411	$ 766
Working Capital	(99,661)	(124,030)
Working Capital Ratio	N/A	N/A

Registrant's deficit working capital and liquidity position at February 28, 2003, must be supplemented in order to meet the demands upon its working capital and the necessity for additional funds to finance development and commercialization of projects built around the Registrant's technologies.

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
Peter D'Angelo Executive Vice President Chief Financial Officer

HABER, INC

CERTIFICATIONS

I, Albert Conti, certify that:

  I have reviewed this quarterly report as of February 28, 2003 on Form 10-Q of Haber, Inc.

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

HABER, INC

CERTIFICATIONS

I, Peter D'Angelo, certify that:

  I have reviewed this quarterly report as of February 28, 2003 on Form 10-Q of Haber, Inc.

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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