Form 10-K
period 2007-05-31
HABER INC
filed 2008-03-06
CIK 355699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORTS AND QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE SECURITIES ACT OF 1934

For the fiscal years ended May 31, 2007, 2006, 2005, 2004 and 2003

For the three month periods ended August 31, 2006, 2005, 2004 and 2003

For the three month and six month periods ended November 30, 2006, 2005, 2004 and 2003

For the three month and nine month periods ended February 28, 2007, 2006 and 2005 and February 29, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-9966 ______

Haber, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	22-2305613
(State or other jurisdiction of incorporation or organization) 58 Medford Street, Arlington, Massachusetts 02474	(I.R.S. Employer Identification No.)

(Address of principal executive offices)

Registrant’s telephone number, including area code: (781) 643-2727

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Shares, par value $0.01 per share and convertible voting preferred shares, par value $10 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐     No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐            Accelerated Filer  ☐            Non-accelerated Filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes   ☐    No  ☒
As of November 30, 2007, the aggregate market value of the voting common shares held by non affiliates of the Company was $28,254,717

Number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of November 30, 2007;  172,516,841.

Haber, Inc.

The Company has not filed financial statements with the Securities and Exchange Commission (“SEC”) since the third quarter of the fiscal year ended May 31, 2003.  The Company has been in communication with the SEC and is filing a comprehensive filing, included herein, which will include the required late reports for the years ended May 31, 2007, 2006, 2005, 2004 and 2003.  The filing will also include quarterly financial information for the three month periods ended August 31, 2006, 2005, 2004 and 2003. The three month and six month periods ended  November 30, 2006, 2005, 2004, and 2003, and the three month and nine month periods ended February 28, 2007, 2006 and 2005, and February 29, 2004.

PART 1

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our financial condition, results of operations, plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information.  All statements contained in this report other than historical information are forward-looking statements.  Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as may, estimates, expects, anticipates, projects, plans, intends, believes, forecasts, should and variations of such words or similar expressions that are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved.

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in government regulation regarding the mining and exploration industry;

•	worldwide economic and political events affecting the supply of and demand for gold and other precious metals;

•	political and economic instability in Ghana, and other countries in which the Company and its joint ventures conduct business;

•
withholding of governmental funding to the World Bank’s International Development Association could affect the $3 million being sought in governmental, non-governmental and private funding to begin the STAMP program pilot/demonstration  effort in Ghana as well as an additional $10 million for later expansion in Ghana

•	climate changes could affect Ghana’s hydro power requiring the use of costly diesel generators affecting the economics of production mining

•
failure to reach targets with Gold City regarding ongoing capital contributions for the U.S. production plant for extraction and recovery of precious and base metals from E-Waste and gold ore and other projects as agreed between joint venture parties and financed by Gold City funds;

•	failure by Etruscan to make the minimum additional $2.5 million contribution toward exploration of three properties in Ghana for gold mining operations

•	Failure by Etruscan to find economically viable Gold deposits for gold mining operations utilizing the Company’s Haber Gold Processing (HGP) technology

•	variations in ore grade and other characteristics affecting mining, crushing, milling and smelting operations and mineral recoveries

•	structural changes in the mining and exploration industry;

•	our ability to comply with evolving governmental regulations;

•	success of our current joint venture partners as well as cultivation of new venture interests for commercialization and utilization of the Company’s technology;

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS continued

•	our ability to develop, commercialize, market and license proprietary technologies in extractive metallurgy and electrochemical separations;

•	our ability to safeguard our intellectual property from replication by competition in the markets we serve;

•	emergence of new government or private initiatives to support the adoption of ElectroMolecularPropulsion™ (EMP) and hydrometallurgical extraction technology;

•	our ability to enter into either joint ventures or licensing agreements with holders of gold ore deposits and market and sell our technology to new customers;

•	our ability to effectively manage and finance our growth;

•	retention of executive officers and other key employees;

•	ability to successfully enter into joint venture arrangements and integrate operations of those businesses;

•	ability to successfully acquire new businesses and integrate operations of those businesses

•	our ability to continue to raise funds to support operations and maintain a viable business; and

•	the factors discussed under “Risk Factors.”

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so. Consequently, such forward-looking statements should be regarded as our current plans, estimates and beliefs.

ITEM 1.	BUSINESS

Company Overview

Haber, Inc. has developed advanced chemical and electrochemical process technologies for separations, extractions, and purifications. The Company spends varying amounts, $488,036, $387,420, $385,581, $442,495 $84,522 and $69,940 in fiscal years ended May 31, 2007, 2006, 2005, 2004, 2003, and 2002, respectively, on research and development to further improve the technologies and product previously developed for unique extraction processes for precious metals, as well as applications in ElectroMolecularPropulsion™ (EMP) technology. The Company is now focusing on commercializing these technologies through joint ventures and license agreements.

The primary business of the Company is to develop and utilize for its own projects or joint ventures its process technologies including a) the Haber Gold Process (HGP) for environmentally friendly gold mining technology that also offers additional advantages over cyanide, and b) the Haber E-Scrap System (HESS) based on the HGP technology for extracting both precious and non-precious metals from electronic scrap and c) the Haber EMP or ElectroMolecularPropulsion™ process which enables the movement of a variety of different molecules. The Company may also seek licenses, joint ventures, or other arrangements with small, medium and large industrial partners. These arrangements would include the sales or grants of uses of its technology in exchange for cash payments, as well as a percentage of the business, such as net smelter return or profits ..

The Haber Gold Process (HGP) is an environmentally friendly chemical system for the hydrometallurgical extraction of gold from its ores, concentrates, and industrial coatings and materials. There are several important distinguishing features from the conventional method, which is primarily cyanide extraction. These distinguishing features include specific action upon gold, independent of a number of other metal elements present. The process also provides superior extraction efficiency and recovery with greater speed, uses noncomplex equipment and is useful with some ores that are refractory in nature.

The chemical market for hydrometallurgical lixiviants for gold and silver mining is a component of the heavy chemical industry. Cyanide production, which is the near universal chemical system used, was expanded in the mid-1980's by DuPont, reportedly by some $600 million for North America and Mexico. An additional $200 million expansion was cited for Australia's gold mining. Other companies, including Imperial Chemical Industries and Metalgeselshalt, represent the chemical market against which the Haber Gold process would contend. The environmental advantage of the HGP over cyanide use remains strategically significant in light of the widely reported cyanide spills and current world attention focused on the introduction of green technologies.

The Company seeks to advance ElectroMolecularPropulsion™ projects including research and development of equipment, chemical protocols and specific performance capabilities not available with conventional analytical techniques. The only products that the Company provide is the EMP-15D/A instrument and capillary micro pre parative device. The Company plans to develop EMP instruments and demonstration kits for the education sector. EMP, an acronym for ElectroMolecularPropulsion™, is an electrochemical process, which enables the movement or positioning of a variety of different molecules. It operates in a manner analogous to other known technologies, such as electrophoresis and chromatography. EMP is distinguished from other known techniques by the mechanisms involved, the scope of applicability, and the great speed and control of the results. The Company is currently working on other specialized EMP projects including: forensics, fingerprint validation, lethal bacteria detection, blood abnormalities, and enhancement of pathological examination of biopsy specimensThe current estimated market for the aforementioned technologies in instrumentation is $5 billion. The market segment growth was recently estimated to be 8%-14% per year. The biotech, pharmaceutical, and industrial chemical markets are key areas of need.

The Company markets its product and technologies through some participation in trade shows and has already become well known in the gold mining industry.

ITEM 1.	BUSINESS continued

Competitive Strengths

We believe that the following competitive strengths will help us to successfully operate and grow our business:

Gold Recovery Technology. The development of the Company’s gold recovery technology promises to revolutionize the mining industry. The Haber Gold Process (HGP) offers increased gold recoveries with faster extraction rates than conventional leaching techniques. The technology implements a unique lixiviant (extracting solution) and recovery solution that are both environmentally friendly. Almost universally, cyanide solutions are used to leach gold from ore. But not only is cyanide a very significant poison in its own right, over time, its actions also liberate heavy elements (such as cadmium, lead, mercury, etc) In response to the environmental hazards associated with conventional mining practices, the Company developed the Haber Gold Process (HGP) -- an environmentally friendly gold mining technology that also offers additional advantages over cyanide methods.

Mercury Abatement Program. To address the global mercury problem, the Company has developed the Strategic Abatement of Mercury and Poverty (STAMP) program. This program is designed to induce artisanal and all mercury mining users to adopt the Company’s highly efficient mining technologies. The fundamental strategy looks to illustrate the economic advantages of HGP to the miners. Although being able to provide a safe work environment, safety benefits alone are not sufficient to convince indigent miners to abandon mercury processing. Ultimately, the success of the program must rely on its ability to provide the miners with a greater level of income than what they are able to derive when using mercury. The broad objectives of the STAMP Program are as follows:

1.	Employ as many artisanal miners as is possible while maintaining the economical integrity of the program.

2.	Work to eliminate the use of mercury when extracting gold in the customary artisanal alluvial concentrates and hard rock deposit areas.

3.	Increase artisanal miner wages above the national average and provide bonuses based on gold revenues.

4.	Create new employment opportunities and provide training for higher paid jobs in the trades, management, administration, accounting, mining, geology, process engineering, and attendant disciplines.

5.	Provide a humanitarian fund to benefit the miners and their families.

6.	Convert sites to farming land or forestry after gold is depleted from the properties.

7.	Attract artisanal miners to proven gold reserves set aside by large scale mining companies and / or the government.

8.	Make a profit for all stakeholders.

The Company is focusing on a number of worldwide opportunities for the application of the Haber Gold Process (HGP), with special emphasis on the use of HGP to eliminate the use of toxic mercury by some 20 million small-scale miners in 55 countries.

Electronic Scrap System. The Company has developed a system for the purpose of recycling e-scrap metals.  Known as the Haber Electronic Scrap System (HESS), it is comprised of a number of sequential processes dealing with the extraction and recovery of precious metals.  One of the main advantages of HESS is that the effluent and tailings, if any are produced, are environmentally friendly.  The system is also extremely cost-effective and works quickly.  When there is an economic advantage to doing so, HESS can also produce compounds. Although system parameters do change depending on the type of e-scrap being processed, when properly adjusted, HESS works successfully with even the most complex electronic boards. The development work conducted thus far has resulted in two processing methods for precious metals extraction. Both of these processes are now being optimized. Based on evaluations that are also currently taking place, determinations will be made as to the type of e-scrap most suitable for quantity processing, and which of the two processing methods will be used. The Company goal is to initially carry out precious metals processing in its existing small U.S. facility.  It will at the same time work on developing a versatile system suitable for installation in a larger full scale processing plant.

Etruscan Haber Joint Venture Limited The Company’s wholly-owned Ghanaian subsidiary, Haber Mining Ghana Ltd., has entered into a joint venture with Etruscan Resources Ghana Ltd. ("Etruscan Ghana"), a wholly owned subsidiary of the Nova Scotia, Canada-based Etruscan Resources Inc., (TSX: EET), to explore 1,331 square kilometers of gold concessions in the Western and Brong Ahafo Regions of Ghana. Geological teams began exploration activities in August, 2007. Under the agreement, the Company retains the right to unilaterally explore, mine and process all alluvial gold on the properties, so long as such activity does not interfere with the joint venture's mining operations or objectives.  In the event that the joint venture decides to begin hard rock mining operations on the properties, The Company's environmentally friendly Haber Gold Process (HGP) technology would be used under a licensing agreement, provided that the Company can prove its process is at least as economical as traditional extraction technologies. The terms of the licensing arrangement for the joint venture would then be negotiated between the parties.   The license would also include granting Etruscan Resources Inc. the right to use HGP technology on any of its other gold processing operations.

Gold City Inc. Joint Venture. The Company entered into a joint venture September 11, 2005 with its licensee, Gold City Inc. ("Gold City"), a privately held Nevada mining and exploration corporation that owns and controls gold mining sites in Nevada and Arizona.  The Company received under the terms of Gold City's hydrometallurgical license a net smelter return of 8-12 percent of all gold and other minerals extracted, and a 5 percent share of all mechanically recovered coarse gold and nuggets. Gold City’s licenses cover the U.S., Mexico, Canada, South America, Australia, Asia and Africa.

Under the terms of the joint venture, Gold City will provide up to $10 million to the Company in exchange for up to a total of 5 million shares of the Company’s restricted common stock and for up to a total of 50 percent of all profits generated by previously announced and future operations that have been financed directly with the funds provided for defined projects. These projects may include funds provided by Gold City for a) the U.S. production plant for the extraction and recovery of precious metals from E-waste and ore, b) programs for small scale miners at Ghana, c) large mining concessions in Ghana, and d) operation of mining sites in the U.S. to produce gold concentrate. In the event that Gold City does not provide the Company with the entire $10 million, it will receive a lower number of shares of Haber common stock and reduced profit participation. Thru February, 2008, Gold City has contributed $717,066 under this agreement and in turn has received from Haber a 15% share of Haber’s interest in its joint Venture with Etruscan and 1,000,000 shares of Haber stock of which 500,000 shares were issued in April, 2007 and 500,000 shares issued in October, 2007.

This synergistic arrangement provides Gold City with the opportunity to share revenues in E-scrap and other specific Haber minerals-related opportunities paid for from Gold City’s contributions including large scale mining in Ghana and Wakefield, MA  operations, while at the same time allowing Haber to share in any future Gold City's mining revenues that employ HGP technology.   The Company receives royalties on all mining projects outside this joint venture under the terms of its licensing agreement.    In addition, Haber currently owns 2 million shares of Gold City's common stock from its licensing agreement, which represents approximately 18 percent of Gold City's currently outstanding common stock.

The Company derives substantial funding for their exploration, mining and extraction recovery projects from our strategic relationships with the Etruscan Resources Inc. and Gold City, Inc.  The success of each of the Etruscan and Gold City projects depends on our ability to maintain our strategic relationships with these entities.  Our business could be negatively impacted not only as a result of the loss of funding attributable to these mining and extraction recovery projects, but also as a result of the impact that a deteriorating relationship with either of these two entities could have on our reputation generally and our relationships with other exploration, mining and extraction industry relationships.  Any failure to maintain these relationships could, therefore, result in a substantial impediment to the development of new business relationships to further commercial utilization of the Company’s existing technology and negatively impact development of emerging technology for future commercialization.  Haber, Inc. owns 2 million shares of Gold City common stock which represents 18.0% of Gold City’s outstanding common stock as of May 31, 2007.  Albert B. Conti, Chairman, CEO and Director and Peter D’Angelo, EVP, CFO, Secretary and Director beneficially own 600,000 and 700,000 shares, respectively, of Gold City common stock. Norman Haber, Former Chairman & CEO also owns 1 Million Shares of Gold City Stock. Also, Haber, Inc. and its Directors, Executive Officers and Vice Presidents of Haber, Inc., and their families own over forty percent but less than 50% of the total outstanding stock of Gold City as noted elsewhere in this report.

ElectroMolecularPropulsion™ (EMP) Separation Technology. At the heart of sophisticated analytical chemistry is the ability to separate substances into the different types of molecular components from which they are composed. Techniques for accomplishing this are fundamental to exploration and innovation in all areas of chemistry, including medicinal chemistry, diagnostics and biochemistry. With the advent of ElectroMolecularPropulsion™ (EMP) there exists a novel separation technology which offers degrees of freedom and performance capabilities not available with conventional analytical techniques.  The Company handles ongoing R&D and prospects for the commercialization of EMP. Applications for the electrokinetic separation technology include micro and ultra-micro analysis of organic and aqueous solvents providing ultrafast, high resolution analysis with minimized broadening. The Company’s development of a basic analytical EMP instrument using the EMP 15 D/A unit can be used to recover within seconds molecules separated by the unit. The Company is developing EMP instruments and demonstration kits for the educational sector.

ITEM 1.	BUSINESS continued

Customers

We structure our separation arts, extractive metallurgy and medical diagnostics technology development and commercialization offerings to target mining technology and analysis as well as electronic recycling and the life sciences as follows:

Gold Mining Companies.  The primary objective for gold mining companies is to acquire, explore and develop gold properties for the production and recovery of gold. Most gold mining is accomplished by extracting very fine particles of gold distributed within matrices of ore. This requires grinding the ore in order to expose the gold particles. The gold particles are then dissolved through a chemical treatment called 'leaching'. Finally, the gold is removed from the pregnant solution via one of a number of secondary recovery methods. Almost universally, cyanide solutions are used to leach gold from ore. But not only is cyanide a very significant poison in its own right, over time, its actions also liberate heavy elements (such as cadmium, lead, mercury, etc) Cyanide is the most popular chemical used by mining corporations to extract gold from ore, despite the fact that leaks or spills of this chemical are extremely toxic to fish, plant life and human beings. The Company’s HGP process offers an environmentally friendly gold mining technology that also offers additional advantages over cyanide methods.

Electronics Recycling Companies. Original equipment manufacturers of electronics devices as well as E-scrap generators and related equipment processing and service companies are pursuing opportunities for electronics product stewardship for the use, disposal and management of electronic product waste. The Company E-scrap technology offers a clean solution for a complex waste problem without the use of smelting or cyanide. A sequential batch process handles both extraction and recovery of precious metals from circuit boards using a chemistry of reagents and catalyst with a complete element recovery process in under 4 hours selectively recovering elements as compounds having greater value than base metals.

Life Science Companies.  Sophisticated analytical chemistry is utilized by life science companies to separate substances into the different types of molecular components from which they are composed. Techniques for accomplishing this are fundamental to exploration and innovation in all areas of chemistry, including medicinal chemistry, diagnostics and biochemistry. The Company’s ElectroMolecularPropulsion™ (EMP) novel separation technology offers degrees of freedom and performance capabilities not available with conventional analytical techniques. The Company electrokinetic separation technology works with a wide range of organic and aqueous solvents with both polar and non-polar compounds providing ultra fast, high resolution analysis with minimized band broadening. The educational sector is a channel for the Company’s EMP instruments and demonstration kits.

Competition

The main competition to EMP are the technologies of chromatography and electrophoresis, sold by established instrumentation companies worldwide, which include Hewlett Packard, Perkin Elmer, Beckman Instruments, and a host of other large and smaller companies. These companies supply hardware, reagents, substrates, and associated components. HGP is in competition with a number of Gold recovery processes including cyanide and mercury plants. Major Gold producers use sodium cyanide as the extraction solution and use carbon as the recovery medium. Small scale and some medium scale mines use mercury to amalgam gold from concentrates. Haber Electronic Scrap System (HESS) is in competition from smelters gravitational separations, chemical processes using Aqua Regia, cyanide, mercury and a variety of other chemicals. Large and small businesses Globally segregate and recovery numerous metals from E-Scrap.

Patents and Trade Secrets

A U.S. patent covering EMP technology was granted to Norman Haber in 1976 and an extension of that patent was granted to Mr. Haber in 1979. The patents would have expired in April of 1993. However, recent changes in U.S. patents added three more years until 1996. While patents are pending on the current generation of EMP analytic instruments, the original patents covering the EMP technology, which were granted to Mr. Haber in 16 foreign countries and assigned to the Company, expired in 1996.

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

Employees

The Company employs seven personnel with share based compensation and also has representatives in Australia and Suriname, South America. Al Conti previously served as President and Chief Operating Officer and is responsible for the day-to-day management of the Company as well as the Company's strategy and long-term planning. Peter D’Angelo serves as Executive Vice President (EVP) and Chief Financial Officer. Dan Dajie, EVP, leads Commercial Development along with John McDonald, Vice President, who is an international commodity broker responsible for procurement and sales.  Henry E. Rosenberg, PhD serves as EVP of R&D with responsibility for developing the Company's EMP technologies, while Phil Cheney, as EVP, leads emerging technology initiatives. The Company’s wholly-owned subsidiary, Haber Mining Ghana Limited is managed by Director, Edward Ayensu.  Albert Conti was recently appointed Chairman and Chief Executive Officer upon the death of Norman Haber, former Chairman and Chief Executive Officer.

Raw Materials, Manufacturing and Recovery Processes

The supply sources for supplies and raw materials used in the manufacture of the EMP-15D/A are not confined to any specific location or company, but are universally available as is gold ore and E-scrap material for those production and recovery processes.

ITEM 1.	BUSINESS continued

Available Information

The Company is required to file annual and quarterly reports with the Securities and Exchange Commission in accordance with the reporting requirements under the Securities Exchange Act of 1934.  SEC required reports have been delinquent for a number of years and this comprehensive five year filing is intended to remedy past quarterly and annual filing requirements.

ITEM 1A.	RISK FACTORS

You should consider carefully the following risks and uncertainties when reading this Annual Report on Form 10-K. In addition to the risks below, other risks and uncertainties not known to us or that we deem to be immaterial may also adversely affect our business operations.  All of the following risks could materially and adversely affect our business, financial condition or results of operations.  In such a case, you could lose all or a part of your original investment.  You should carefully consider the risks before making an investment decision.  If any of the events described below actually occur, the Company’s business, financial condition and operating results could be materially adversely affected.

We are exposed to the risks associated with international operations, including exchange rate fluctuations, regional and country-specific political and economic conditions, foreign receivables collection concerns, trade protection measures and import or export licensing requirements, tax risks, staffing and labor law concerns, intellectual property protection risks and differing regulatory requirements. Geographic information is discussed in the Notes to our consolidated financial statements.

Investors in the Company. should consider carefully, in addition to the other information contained in, or incorporated by reference into, this report, the following risk factors.

We have a limited history of production and recovery.

We have limited history of producing and recoverying gold or other metals. The exploration and development of our Good Ground, Uprightness and Eternity Ghana West Africa gold concession projects as well as other mining projects in the U.S and Ghana requires the completion of successful exploration, construction, start-up and operation of the mine, processing plants and related infrastructure. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises. There can be no assurance that we will successfully establish mining operations or profitably produce gold or other metals at any of our properties.

We have no history of scaling up from an E-Waste pilot facility that has resulted in the use of two processing methods for precious metals extraction to quantity processing in a large full scale processing plant.

We have no history of migrating from development of innovative technologies in the areas of separation science, extractive metallurgy and medical diagnostics to commercially viable applications as a profitable business enterprise.

We have a history of losses and may not be able to achieve profitability in the future.

As a scientific research and development company that has no history of production and recovery, we have incurred losses since our inception. As of May 31, 2007, we had an accumulated deficit of $(27,352,868) and a shareholder equity of $222,934.  Our ability to address and sustain profitability applying our technology in mining-related projects and E-waste processing will depend on the prices of gold and other precious metals and on our ability to control costs. There can be no assurance that we will achieve or sustain profitability in the future.

The calculation of our joint venture’s subsurface planned work program exploration budget during the initial 2 year tenure (with right of extension for a third year) of the four Good Ground prospecting licenses is subject to significant estimates.

Unless otherwise indicated mineralization figures presented in our filings with the SEC, press releases and other public statements that may be made from time to time are based on estimates. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable. There can be no assurance that:

· these estimates will be accurate;

· reserves and other mineralization figures will be accurate; or

· reserves or mineralization will be discovered or could be mined and processed profitably.

Market prices for gold and other precious metals may render portions of our concessions uneconomic for development and production mining. Any material changes in estimates, or our ability to extract these reserves or mineralization, could have a material adverse effect on our results of operations, financial condition and cash flows.

We have not established the presence of proven or probable reserves at any of our mineral properties or joint ventures. There can be no assurance that subsequent testing or future feasibility studies using our HGP technology will establish additional reserves at our joint venture properties. The failure to establish additional reserves could restrict our ability to successfully implement our strategies for long-term growth mining projects.

The Good Ground prospecting exploration projects as well as other mining exploration and production projects are subject to risks including delays in completion and we may be unable to achieve anticipated production volume or manage cost increases.

Completion of the development and start-up of the Good Ground projects as well as other mining projects, pilot processing to quantity processing of E-waste recovery production and ongoing emerging technology development are subject to various factors, including the performance of our joint venture partners, engineering and construction contractors, mining contractor, suppliers and consultants. Any delay in the performance of any one or more of the parties listed above could delay or prevent the development of Good Ground projects and other projects as currently planned. There can be no assurance:

·       when or whether the Good Ground prospecting projects, Uprightness reconnaissance project, Eternity reconnaissance project and other U.S. and Ghana mining projects will be completed and start-up will commence;

· whether the resulting operations will achieve the anticipated production volume; or

· that the construction costs and ongoing operating costs associated with the development of the these projects will not be higher than anticipated.

We have never participated in developing or operating a mine or managing a significant mine development project nor have we managed a processing operation from pilot to full scale production. We cannot assure you that the start-up of HGP technology, STAMP program, HESS technology or development of EMP for commercialization will be completed at the cost and on the schedule predicted, or that gold and recoveries, production rates or anticipated capital or operating costs will be achieved.

We believe that our joint venture partners will provide sufficient funds to complete the development of these projects and continue to seek additional commercially viable business relationships utilizing our technology. If the actual cost to complete the projects is significantly higher than currently expected, there can be no assurance that we will have sufficient funds to cover these costs or that we will be able to obtain alternative sources of financing to cover these costs. Unexpected cost increases, reduced gold and other precious metal prices or the failure to obtain necessary additional financing on acceptable terms, to complete the development of these projects on a timely basis, or to achieve anticipated production capacity, could have a material adverse effect on our future results of operations, financial condition and cash flows.

We depend on a limited number of mining projects which are not 100% owned by us.

We anticipate that the majority, if not all, of any revenues for the next few years and beyond will be derived from the sale of metals mined at these projects as well as our ability to scale up E-Waste processing for revenue generation. Therefore, if we are unable to complete and successfully mine these projects, our ability to generate revenue and profits would be materially adversely affected.

Gold City Inc. Joint Venture. The Company entered into a joint venture September 11, 2005 with its licensee, Gold City Inc. ("Gold City"), a privately held Nevada mining and exploration corporation that owns and controls gold mining sites in Nevada and Arizona. The Company received under the terms of Gold City's hydrometallurgical license a net smelter return of 8-12 percent of all gold and other minerals extracted, and a 5 percent share of all mechanically recovered coarse gold and nuggets. Gold City’s licenses cover the U.S., Mexico, Canada, South America, Australia, Asia and Africa.

Under the terms of the joint venture, Gold City will provide up to $10 million to the Company in exchange for up to a total of 5 million shares of the Company’s restricted common stock and for up to a total of 50 percent of all profits generated by previously announced and future operations that have been financed directly with the funds provided for defined projects. These projects may include funds provided by Gold City for a) the U.S. production plant for the extraction and recovery of precious metals from E-waste and ore, b) programs for small scale miners at Ghana, c) large mining concessions in Ghana, and d) operation of mining sites in the U.S. to produce gold concentrate. In the event that Gold City does not provide the Company with the entire $10 million, it will receive a lower number of shares of Haber common stock and reduced profit participation. Thru February, 2008, Gold City has contributed $717,066 under this agreement and in turn has received from Haber a 15% share of Haber’s interest in its joint Venture with Etruscan and 1,000,000 shares of Haber stock of which 500,000 shares were issued in April, 2007 and 500,000 shares issued in October, 2007.

In January, 2007 the Company’s wholly-owned Ghanaian subsidiary, Haber Mining Ghana Ltd., entered into a joint venture with Etruscan Resources Ghana Ltd. ("Etruscan Ghana"), a wholly owned subsidiary of the Nova Scotia, Canada-based Etruscan Resources Inc., to explore 1,331 square kilometers of gold concessions in the Western and Brong Ahafo Regions of Ghana. Etruscan will manage the project and provide exploration and mining expertise on all the concessions. Etruscan has the option to increase its interest to 75 percent of the joint venture by investing an additional $2.5 million dollars over a period of three years.  If this option is exercised, for every three dollars that Etruscan subsequently invests, Haber must contribute an additional dollar to the project in order to maintain a 25 percent interest in the joint venture. Should the Company's participating interest drop below 10%, its interest shall be converted to a 5% net smelter return royalty.

Our success will depend on our ability to manage our growth.

As we increase our emerging technology and EMP development activity and shift from exploration to production mining and E-Waste production processing, we anticipate experiencing significant growth in our operations, which we expect to continue and accelerate as we plan to construct a large scale U.S. processing plant and install a pilot/commercial processing plant in the U.S., South America, Asia and Africa. This growth has created and will continue to create new positions and responsibilities for management personnel and will substantially increase demands on our operating and financial systems, especially those management personnel and systems that are located in Ghana. There can be no assurance that we will successfully meet these demands and manage our anticipated growth.
The Company’s future performance will not only depend on managing the growth of our existing businesses but also on our ability to manage growth through acquisitions These activities, together with required adjustments to the demands of new markets, may strain the Company’s existing management, human and financial resources. To successfully manage growth, we will need to continue to identify additional qualified management and employees and we may not be able to do so. In addition, the nature and pace of our growth introduces risks associated with satisfying business relationships due to delays in reaching commercially viable performance utilizing our technology. If the Company fails to effectively manage growth, the Company’s business and results of operations could be materially harmed.

Our profitability will be affected by changes in the prices of metals.

Our profitability and long-term viability depend, in large part, on the market price of gold and other precious metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

· global or regional consumption patterns;

· supply of, and demand for, gold and other precious metals;

· speculative activities;

· expectations for inflation; and

· political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices in the past have delayed the development of the gold mining projects and could in the future adversely affect our ability to finance the exploration and development of our other properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline.

The following table sets forth for the periods indicated the annual high and low gold bullion prices of the London Metals Exchange’s spot gold prices in U.S. dollars per ounce.

Year	Gold
	High	Low
2007	833.30	636.90
2006	725.00	524.75
2005	536.50	411.10
2004	454.20	375.00
2003	417.25	319.90
2002	342.75	277.75

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Our future growth and profitability will depend, in part, on our ability to emerge from developmental stage technologies to commercial enterprises in the fields of ElectroMolecularPropulsion™ (EMP) and hydrometallurgical extraction. and to develop partnerships with the Company under a variety of possible business structures to utilize these technologies. The Company is also looking to enter into either joint ventures or licensing agreements with holders of gold ore deposits or to acquire gold concessions for its own portfolio. With ventures or agreements of this type, the Company would provide the technical expertise and proprietary processing technology needed to extract a number of both precious and non-precious minerals. Our strategy is to commercialize our HGP, HESS and EMP technology through multiple joint ventures and licensing agreements. Mineral exploration as well as new processes in E-waste processing and analytical separation processes are highly speculative in nature and are frequently non-productive. Substantial expenditures are required to:

· establish gold ore reserves through drilling and metallurgical and other testing techniques;
· determine metal content and metallurgical recovery processes to extract metal from the ore;
· construct, renovate or expand mining and processing facilities;
- construct E-waste recovery facilities for quantity processing; and
- develop, fabricate and produce equipment, chemical protocols and performance capabilities for separation technology competitive with conventional analytics

If our joint venture interests discover ore, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully enter into business partnerships to acquire additional mineral rights, or that our exploration programs will result in new proven and probable reserves in sufficient quantities to justify commercial operations at any of our properties.

If our pilot HESS program proves to be commercially viable, it usually takes years to scale up such a pilot program to large scale quantity process of E-waste.

If our EMP development initiatives are commercialized, it may also take years to market such products and processes to the life science industry.

We consider partnerships from time to time that include the acquisition of operating or formerly operating mines. Our decisions to enter into licensing agreements and joint ventures to acquire these properties and utilize the Company’s technology are based on a variety of factors including historical operating results, estimates of and assumptions about future reserves, cash and other operating costs, metals prices and projected economic returns, and evaluations of existing or potential liabilities associated with the property and its operation. Our estimates and assumptions may turn out to be erroneous or incorrect. In addition, there is intense competition for attractive properties. Accordingly, there is no assurance that our acquisition efforts will result in profitable mining operations.

Our profitability depends, in part, on actual economic returns and actual costs of processing gold ore and e-scrap, which may differ significantly from our estimates and involve unexpected problems and delays.

None of our joint venture mineral properties, including those projects in the U.S. as well as Ghana, has an operating history upon which we can base estimates of future cash operating costs. Our decision to develop these projects are based on reconnaissance and prospecting feasibility studies, and decisions about the development of these projects as well as other projects in the future may also be based on such studies. Prospecting feasibility studies derive estimates of reserves, operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metals prices. Our profitability will be affected by changes in the price of metals. Feasibility studies derive estimates of average cash operating costs based upon, among other things:

· anticipated tonnage, grades and metallurgical characteristics of ore to be mined and processed;

· anticipated recovery rates of gold and other precious metals from the ore;

· cash operating costs of comparable facilities and equipment as well as anticipated climatic conditions.

Actual cash operating costs, production and economic returns may differ significantly from those anticipated by our studies and estimates.

There are a number of uncertainties inherent in the development and construction of any new mine or plant, including the current U.S ore and E-waste pilot program. These uncertainties include:

· the timing and cost, which can be considerable, of the construction of mining and processing facilities and quantity processing of E-waste;

· the availability and cost of skilled labor, power including climate changes impacting hydropower, water and transportation;

· the availability and cost of appropriate smelting and refining arrangements;

· the need to obtain necessary environmental and other governmental permits, and the timing of those permits; and

·       the availability of funds to finance construction and development activities including governmental, non-governmental and private funds from such sources as the World Bank to support programs such as the Strategic Abatement of Mercury and Poverty (STAMP) program.

The costs, timing and complexities of processing plant construction and development are increased by the remote location of many mining properties, like the Ghana Good Ground, Uprightness and Eternity projects.

It is common in new mining operations to experience unexpected problems and delays during exploration, development, construction and start-up at mines and mineral processing plants, and delays in the commencement of mineral production often occur. Further, mine construction and operation may be impacted by our relationships and standing within the communities in which we operate. While our  environmentally friendly technology offers competitive advantages to conventional leaching processes using cyanide and mercury, accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees, or to the environment or the communities in which we operate using the new HGP technology, could negatively impact our operations and create unforeseen problems and delays. Accordingly, there is no assurance that our future development activities will result in profitable mining operations.

Title to our mineral properties may be challenged.

Our policy is to seek to confirm the validity of our rights to title to, or contract rights with respect to, each mineral property in which we and our joint venture partners have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available, and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. We have not conducted surveys of all of the claims in which we hold direct or indirect interests and, therefore, the precise area and location of these claims may be in doubt. Accordingly, our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties.

We may lose rights to properties if we fail to meet payment requirements or development or production schedules and may have to stop reconnaissance and prospecting gold ore concession activities

We and our joint venture partners may not be able to renew our existing licenses, or licenses we may obtain in the future, on terms acceptable to us, or at all. Our licenses typically subject us to various economic and commercialization obligations.

For example, we are obligated to make mining payments during a two year prospecting period to the Ghana government and incur minimum work program exploration costs for prospecting concessions to maintain our Etruscan joint venture concessions with Ghana’s Ministry of Lands, Forestry and Mines. If we fail to make these payments when they are due, our rights to the property may lapse. There can be no assurance that we will always make payments by the requisite payment dates.

If we fail to comply with these obligations we could lose important rights under a license, such as the right to exclusivity in exploration, development and production of mineral rights to a property. In some cases, we could lose all rights under the license. In addition, rights granted under the license could be lost for reasons out of our control. Some contracts with respect to our mineral properties require exploration, development or production schedules. There can be no assurance that we will be able to meet any or all of the exploration, development or production schedules. In addition, our ability to transfer or sell our rights to some of our mineral properties requires governmental approvals or third party consents, which may not be granted.  If we lose the rights to proprietary technology or mineral properties, we may need to stop reconnaissance and prospecting activities that could utilize our technology.

We cannot insure against all of the risks associated with the mining industry.

Our future customers are highly reliant on the mining industry.  The business of mining is subject to a number of risks and hazards, including:

· adverse environmental effects;

· industrial accidents;

· labor disputes;

· technical difficulties due to unusual or unexpected geologic formations;

· failures of pit walls; and

· flooding and periodic interruptions due to inclement or hazardous weather conditions.

These risks can result in, among other things:

· damage to, and destruction of, mineral properties or production facilities;

· personal injury;

· environmental damage;

· delays in mining;

· monetary losses; and

· legal liability.

Although we maintain, and intend to continue to maintain, insurance with respect to our operations and mineral properties within ranges of coverage consistent with industry practice, there can be no assurance that insurance will be available at economically feasible premiums. Insurance against environmental risks is not generally available. These environmental risks include potential liability for pollution or other disturbances resulting from mining exploration and production. In addition, not all risks associated with developing, producing and recovering gold and other precious metals are included in coverage, and some covered risks may result in liabilities which exceed policy limits. Further, we may elect to not seek coverage for all risks. The occurrence of an event that is not fully covered, or covered at all, by insurance, could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be subject to fines or other penalties in connection with Internal Revenue Service or the Foreign Corrupt Practices Act.

Currently we are delinquent in filing annual tax returns with the Internal Revenue Service which we intend to remedy in a timely fashion utilizing financial information compiled for this comprehensive five year filing. Since the financial statements were not available, the Company has not been able to file its federal and state income tax returns for the past six filing periods.  The Company has been in communication with local representatives of the IRS in Massachusetts to keep them informed about the Company’s progress on completing its financial statements to facilitate preparation of past due tax returns. The Company plans to use its best efforts to complete all delinquent tax returns. Although the Company is incurring losses and has tax loss carryforwards, the Company may be subject to penalties and interest with the tax authorities because of the late tax returns.

While our corporate governance initiatives need development currently increasing our risk of compliance to the best of our knowledge we are in compliance with the Foreign Corrupt Practices Act.

Our Good Ground, Uprightness and Eternity projects and our exploration activities are in a country with developing economies and are subject to the risks of political and economic instability associated with these countries.

Our joint venture interests are currently conducting exploration activities in African and Latin American countries with developing economies, including Ghana, West Africa. These countries and other emerging markets in which we may conduct operations have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting operations in countries with developing economies, including:

· political instability and violence;

· war and civil disturbance;

· acts of terrorism;

· expropriation or nationalization;

· changing fiscal regimes;

· fluctuations in currency exchange rates;

· high rates of inflation;

· underdeveloped industrial and economic infrastructure; and

· unenforceability of contractual rights.

Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration and development activities could adversely affect our business. Our operations may be affected in varying degrees by government regulations with respect to, among other things:

· production restrictions;

· price controls;

· export and import controls;

· income and other taxes;

· maintenance of claims;

· environmental legislation;

· foreign ownership restrictions;

· foreign exchange and currency controls;

· labor;

· welfare benefit policies;

· land use;

· land claims of local residents;

· water use; and

· mine safety.

We cannot accurately predict the effect of these factors. In addition, legislation in the United States regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition, results of operations and cash flows.

Our joint venture mining exploration projects may be adversely affected by changes in the Ghana Government’s policies toward the mining industry.

To date, there have been no formal proposals to nationalize the mining industry. The government may, however, alter its current policies with respect to the mining industry if changes in government policy occur or are unable to complete exploration, development and operation of these projects, we could have substantial liabilities in connection with these projects in accordance with reconnaissance and prospecting concession work program commitments. We do not maintain political risk insurance to cover losses that we may incur as a result of nationalization, expropriation or similar events in Ghana.

Although the economic and climatic conditions in Ghana have not caused any material adverse impact on our joint venture projects, political and economic uncertainties and instability may continue and may not be resolved successfully. The political, economic and climatic conditions may become more unstable and political and economic uncertainties may in the future have an adverse impact on the exploration, development or operations of the Ghana projects.
Our activities are subject to foreign environmental laws and regulations that may materially adversely affect our future operations reduce demand for our products or increase our expenses

We and our joint venture partners conduct mineral exploration and development activities primarily in the U.S and West Africa,, and are most active in Ghana, where the Good Ground, Uprightness and Eternity  projects are located and in Nevada and Arizona where our U.S. joint venture project is located.  Ghana laws and regulations control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste handling and disposal, the protection of different species of flora and fauna and the preservation of lands.  These laws and regulations will require the Company to acquire permits and other authorizations for certain activities. In Ghana permitting and authorization processes while established may be subject to change. There can be no assurance that we will be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring permits or authorization have occurred in the recent past and could increase the exploration and development cost of our projects and could delay the commencement of production.

We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety, and food and drug regulations. Environmental legislation in many countries is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our technology, processes and products or increase our costs of producing them.  In Ghana, enforcement activities and strategies are under development, and thus may not be predictable. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future that may encourage utilization of our environmentally friendly HGP process or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (1) necessitate significant capital outlays, (2) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects and (3) materially adversely affect our future operations.

Our exploration and development properties are located in historic mining districts where prior owners may have caused environmental damage that may not be known to us or to the regulators. In most cases, we have not sought complete environmental assessments of our mineral properties and have not conducted comprehensive reviews of the environmental laws and regulations in every jurisdiction in which we own or control mineral properties. To the extent we are subject to environmental requirements or liabilities, the cost of compliance with these requirements and satisfaction of these liabilities would reduce our net cash flow and could have a material adverse effect on our financial condition and results of operations. If we are unable to fund fully the cost of remediation of any environmental condition, we may be required to suspend operations or enter into interim compliance measures pending completion of the required remediation.

We compete against larger and more experienced companies and if we do not compete effectively, our business will be harmed.

The Company faces significant competition in exploration, mining and metallurgical extraction as well as development of separation technology applicable to medical device analytics. Other companies, including Imperial Chemical Industries and Metalgeselshalt, represent the chemical market against which the Haber Gold process would contend. The Company’s HESS technology applies to an emerging market for E-waste and, the Company remains the sole world source for the electrokinetic technology, known as EMP. The competitors are larger than our Company and have greater access to capital than we do. These organizations may be better known than we are and a record for operating profitably as a business enterprise. The Company may not be able to compete successfully against these organizations or any alliances they have formed or may form.

The mining industry is intensely competitive. Many of the largest mining companies are primarily producers of base metals, and may become interested in the types of gold deposits on which we are focused because these deposits typically are polymetallic, containing significant quantities of base metals including zinc, lead and copper. Many of these companies have greater financial resources, operational experience and technical capabilities than we or our joint venture partners have. We may encounter increasing competition from other mining companies in our efforts to acquire mineral properties and hire experienced mining professionals. Increased competition in our business could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

We encounter aggressive competition from numerous competitors in many areas of our business. We may not be able to compete effectively with all of these competitors. To remain competitive, we must develop new technologies, processes and products and continue to enhance our existing technology, processes and products. We anticipate that we may also have to adjust the prices of many of our products to stay competitive. In addition, new competitors, technologies or market trends may emerge to threaten or reduce the value of licensed technology and joint ventures endeavors.

 Increased competition in the future may adverse affect the Company’s financial position, results of operations and liquidity.

In addition to the competition we currently face, it is possible that companies that have not traditionally competed in these markets may enter our markets as gold and other precious metals gain value in the marketplace. For instance, companies that we currently have business relationships with may decide to pursue other funding interests that offer greater commercial certainty.

In addition, consolidation of our competitors may create stronger competitors, which could introduce competing technology. The Company operates in fragmented markets that are targets for consolidation. If the Company’s competitors combine, they may increase marketing capabilities, purchasing power and financial resources, as well as impact pricing flexibility allowing them to gain market share. This increased competition could result in lower profit margins, substantial pricing pressure and reduced market share for us.

Our ability to obtain dividends or other distributions from our subsidiary may be subject to restrictions imposed by law, foreign currency exchange regulations and our financing arrangements.

We conduct, and will continue to conduct, our operations through a subsidiary. Our ability to obtain dividends or other distributions from our subsidiary may be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the subsidiary operates. Our subsidiary’s ability to pay dividends or make other distributions to us is also subject to their having sufficient funds to do so. If our subsidiary is unable to pay dividends or make other distributions, our growth may be inhibited unless we are able to obtain additional debt or equity financing on acceptable terms. In the event of the subsidiary’s liquidation, we may lose all or a portion of our investment in that subsidiary.

We may not be able to raise the funds necessary to explore and develop our mineral properties and finance other projects.

Although we believe that our joint venture interests have sufficient amounts to fund the expected cost of exploring, developing and constructing the Ghana projects, we will need additional external financing to a) fund the exploration and development of our other mineral properties, b) finance scale up of E-waste facilities for large scale quantity processing, and c) fund development and commercialization of EMP separation technology and other emerging technology.. Sources of external financing may include joint ventures, bank borrowings and future debt and equity offerings. There can be no assurance that such future financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. The mineral properties that we are likely to develop are expected to require significant capital expenditures. There can be no assurance that we will be able to secure the financing necessary to retain our rights to, or to begin or sustain production at, our mineral properties.

We may be unable to comply with the terms and covenants of our Ghanaian concession projects.

In January 2007,  in order to finance exploration of the four Good Ground prospecting concessions as well as Uprightness and Eternity reconnaissance concessions in Ghana, our Ghana subsidiary entered into a joint venture with Etruscan  providing $700,000 initially for equal interests in the venture with an option to provide an additional $2.5 million increasing Etruscan’s interest to 75%.  If this option is exercised, for every three dollars that Etruscan subsequently invests, the Company must contribute an additional dollar to the project in order to maintain a 25 percent interest in the joint venture.  Since the Company currently has no operations or source of funds to contribute such amounts if the Company's participating interest drops below 10%, its interest shall be converted to a 5% net smelter return royalty.

We depend on the services of key executives. If we do not retain our key personnel, our ability to execute our business strategy will be limited.

We are dependent on the services of key executives particularly our seasoned executive team including our president and chief financial officer as well as a small number of highly skilled and experienced executives and experienced technical leaders in the fields of engineering and chemistry focused on the commercial development of the Company’s technology. Due to the relatively small size of the Company, our inability to attract, retain and motivate qualified personnel using share based compensation is essential for the commercial development of the Company’s technology The loss of the services of one or more of our key personnel may delay or otherwise adversely affect the development, start-up and operation of the commercial projects, which could have a material adverse effect on our technology development business, financial condition, results of operations and cash flows The competition for these employees is intense and we do not maintain any key person life insurance policy on any of our officers or employees.

If we do not develop commercially viable technologies in a timely manner, we may lose our ability to license technology to sustain our core technology business and attract capital resources for commercialization of existing technology.

We license our technology in industries characterized by rapid technological change, frequent new product and service introductions, and evolving customer needs and industry standards. Many of the businesses competing with us in these industries have significant financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Our proprietary technology could be replicated or obsolete over time, or we may invest in technology that does not lead to revenue growth or sell products for which the market demand from customers is extremely limited and commercially not viable, in which case we may not achieve our revenue growth targets. The success of our new product offerings will depend upon several factors, including our ability to:

•	accurately anticipate customer needs,

•	innovate and develop new technologies and applications,

•	successfully commercialize new technologies in a timely manner,

•	price our products competitively and manufacture and deliver our products in sufficient volumes and on time, and

•	differentiate our offerings from our competitors’ offerings.

In addition, some of our licensed technology is subject to contractual restrictions, which may limit our ability to develop or commercialize products for some applications. For example, some of our license and joint venture agreements a) depend on our partner’s ability to explore, develop and produce with the support of their funding, b) depend on our ability to provide a certain ratio of matched funding, and c) depend on the option of utilizing our technology in lieu of conventional technology.

We may not be able to successfully execute acquisitions or license technologies, integrate acquired businesses or licensed technologies into our existing businesses, or make acquired businesses or licensed technologies profitable.

We have in the past, and may in the future, supplement our internal growth by acquiring businesses and licensing technologies that complement or augment our existing technology processes and products. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, including:

•	competition among buyers and licensees,

•	the high valuations of businesses and technologies,

•	the need for regulatory and other approval, and

•	our inability to raise capital to fund these acquisitions.

Some of the businesses we may seek to acquire may be unprofitable or marginally profitable. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, or cultural differences.

To finance our acquisitions, we may have to raise additional funds, either through public or private financings. We may be unable to obtain such funds or may be able to do so only on terms unacceptable to us.

We may not be successful in adequately protecting our intellectual property.

Protecting the proprietary nature of our technology is important to us because developing new products, processes and technologies gives us a competitive advantage, although it is time-consuming and expensive. The original patents covering the EMP technology, which were granted to Mr. Haber in the US. and 16 foreign countries and assigned to the Company, expired in 1996.

Other than the expired patents covering EMP technology, the Company does not own any other United States and foreign patents. Patent applications when filed, however, may not result in issued patents or, if they do, the claims allowed in the patents may be narrower than what is needed to protect fully our products, processes and technologies. Similarly, applications to register our trademarks may not be granted in all countries in which they are filed. For our intellectual property that is protected by keeping it secret, such as trade secrets and know-how, we may not have adequate measures to protect this intellectual property.

Third parties may also challenge the validity of any issued patents, may circumvent or “design around”  patents and patent applications, or may claim that our products, processes or technologies infringe their patents. In addition, third parties may assert that our product names infringe their trademarks. We may incur significant expense in legal proceedings to protect our intellectual property against infringement by third parties or to defend against claims of infringement by third parties. Claims by third parties in pending or future lawsuits could result in awards of substantial damages against us or court orders that could effectively prevent us from manufacturing, using, importing or selling our products in the United States or other countries.

In addition to patent protection filed or intended to be filed, the Company expects to rely to a material extent on selected un–patented proprietary know–how with respect to its various technologies. However, there can be no assurances that others will not independently develop such know–how or otherwise obtain access to the Company's know–how despite the Company's efforts to maintain its confidentiality, which includes obtaining secrecy agreements from its employees.

Our quarterly operating results could be subject to significant fluctuation, and we may not be able to adjust our operations to effectively address changes we do not anticipate.

Given the nature of the markets in which we participate including: a) gold mining exploration, development and production utilizing our HGP technology, b) E-waste recovery of precious metals using our HESS technology, c) EMP development and commercialization for chemical separation analytics and d) emerging technology in the areas of separation science, extractive metallurgy and medical diagnostics, we cannot reliably predict future sales and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development, pilot plant activities and administrative costs. Thus, small increases in uncontrollable expenses could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our technology in the mining and exploration industry, E-waste recovery industry and medical device industry

•	competitive pressures resulting in lower smeltering returns and royalties ,

•	adverse changes in the level of economic activity in the technology niches in which we do business,

•	adverse changes in mining and life science industries on which we are particularly dependent,

•	changes in the R&D technology development cycle relative to the commercial life cycle of the developed technology, processes and products,

•	delays or problems in the introduction of new technology, processes and products,

•	our competitors’ announcement or introduction of new technological innovation, processes, products or services,

•	increased costs of raw materials or supplies, and

•	changes in the volume of project expenditures or timing of project priorities.

If we are unable to a) process  an adequate quantity of gold or E-waste to yield sufficient quantities of gold and precious metals, or b) produce sufficient quantities of EMP equipment to meet our customers’ demands, our revenue growth may be adversely affected.

We have an expanding global representation with joint venture interests in the U.S. and Canada and licensing agreements spanning the Americas and Africa as well as representation in Australia and South America. Each of these initiatives faces risks to its exploration, development and production capacity that may relate to natural disasters, labor relations or regulatory compliance. In addition, in any of these initiatives, we and our joint venture and licensing interests may not manage the exploration, development and production processes at expected levels, we may fail to anticipate or act on the need to increase the production capacity, or we may be unable to quickly resolve licensing agreements and technical exploration, development and production issues that arise from time to time. Any of these risks could cause our revenue growth to be adversely affected.

If we fail to maintain satisfactory compliance with the regulations of the United States mining and exploration industry or those of other countries including Ghana, West Africa’s  Minerals Commission and Ministry of Lands, Forestry and Mines and other governmental agencies, we may be forced to cease exploration, development and production of gold ore

Some of the products produced by the Company for the Life Sciences Tools and Services industry may be subject to regulation by the United States Food and Drug Administration (“FDA”) and similar international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales, resales and distribution. If we fail to comply with those regulations or those of similar international agencies, we may have to recall products, cease their manufacture and distribution, and may be subject to fines or criminal prosecution. . If the Company markets its EMP instruments for use in clinical applications, blood analyzers and other medical devices, it will be subject to regulation by the Bureau of Medical Devices of the United States Food and Drug Administration.

Economic, political and other risks associated with foreign operations could adversely affect our international revenue.

Because we sell our technology, processes and products worldwide, our businesses are subject to risks associated with doing business internationally. Revenue originating outside the United States is expected to represent a significant portion of our total sales in future fiscal periods. We anticipate that proceeds from international mining will represent a substantial portion of our total revenue. In addition our joint venture interests include considerable mineral properties located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	Longer and more costly transportation cycles for ore shipped to the U.S for processing in lieu of locally processed ore

•	trade protection measures and import or export licensing requirements,

•	differing tax laws and changes in those laws, or changes in the countries and state jurisdictions in which we are subject to tax

•	differing business practices associated with foreign operations,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection, and

•	differing regulatory requirements and changes in those requirements.

Our results of operations will be adversely affected if exploration activities result in the impairment of one or more of the four Good Ground prospecting concessions or two reconnaissance concessions represented by our equity investment in the Etruscan Haber Joint Venture Ltd

As of May 31, 2007, our total assets of $980,701 included a $523,386 equity investment in the Etruscan joint venture. The equity investment in the Etruscan joint venture consists principally of property mineral rights to four Good Ground prospecting concessions, and two reconnaissance concessions for Uprightness and Eternity mineral rights claims. The prospecting concessions have a two year renewable term and the reconnaissance concessions have one year renewable term. Should surface reconnaissance concessions or subsurface prospecting concessions prove that gold and base metals mineralization does not exist in sufficient quantities in the area to warrant further exploration and development, the equity investment may be considered impaired to the extent the asset is allocated to the property mineral rights that warrant no further exploration or development.

Our results of operation will be adversely affected if the net realizable value of inventory is determined to be lower than the carrying cost of inventory.

As of May 31, 2007, our current assets of $318,112 consisting primarily of cash and cash equivalents included a $20,395 inventory of E-waste. Management expects to fully recover the carrying value of the E-waste inventory. Should processing costs exceed projections and gold and precious metals recovery fall short of expectations as determined by pilot plant operations the inventory may be written down off or written down to net realizable value. Adverse changes in our business or the failure to grow our Life Sciences Tools and Services business may also result in impairment charges to the extent any equipment may be dedicated to such R&D activities.

Changes in government policy regarding the mining and exploration industry could significantly alter the mining and exploration market and harm our business.

The Company’s business depends heavily on spending by participants in the mining and exploration industry, which is a regulated industry and subject to changing political and economic influences that may affect our markets and the markets of our customers.  Regulatory change to the mining and exploration industry as well as the separation science field could result from, among other things:

•	government regulation that affects the manner in which exploration or production mining occurs especially as it relates to the health and safety of its workforce;

•	government regulation that discourages or restricts investment in these speculative and volatile markets;

•	Regulations affecting companies’ patent protection of medical devices; and

•	Reductions in government funding for programs such as the Strategic Abatement of Mercury and Poverty (STAMP).

Structural changes in the mining and exploration industry and life science industry could adversely affect our business.

The mining and exploration industry is expected to change significantly in an effort to improve environmental and employee safety. However, the timing and impact of developments by county in the mining and exploration industry are difficult to predict. Changes to the industries could result from, among other things:

•	Accelerated consolidation of industry participants;

•	Changes in technology in the areas of separation science, extractive metallurgy and medical diagnostics

•	A decrease in the number of medical devices coming to market,

            The markets for the Company’s technology, processes and products may cease to exist at current levels, and we may not have adequate technical, financial and marketing resources to react to changes in those markets.

Compliance with evolving governmental regulations could increase our operating costs and create potential liability.

The regulatory environment surrounding most segments of the mining and exploration, and life science industries is complex.  While we monitor our compliance with applicable laws and regulations in the jurisdictions in which we operate, we and our customers are subject to Complex regulatory frameworks, and our systems may not ensure compliance in every instance.  If we fail to comply with these laws and regulations applicable to our business, we could become ineligible to continue with certain projects from exploration and development to commercialization. In addition, we could be forced to expend considerable resources, including management’s time and energy, responding to an investigation or other enforcement action.

Further, implementation of new regulations or modifications to existing regulations may increase costs of compliance, require a termination of certain activities or otherwise materially harm our business and results of operations.  Further changes to existing licensing requirements in any country or state could prevent us from exploring, developing and utilizing our technology for the extractive marketplace.

Government and private initiatives to support the adoption of technology may encourage additional companies or government agencies to compete with us.

There are currently numerous federal, state and private initiatives and studies seeking environmentally friendly initiatives along with improved safety in mining and exploration as well as E-waste recovery and medical device applications for the life sciences industry. These initiatives may encourage more companies to develop applications and services that compete with us. The effect that these initiatives may have on the Company’s business is difficult to predict, and we may not be able to adequately address the risks or opportunities created by these initiatives.

The Company is particularly dependent on our joint venture partners for exploration and mining expertise as well as funding.

Etruscan Resources Inc. is a diversified Canadian junior mining company focused on acquiring dominant land positions in district scale gold belts within Africa.  Etruscan is an emerging gold producer and holds large strategic land positions in a number of gold belts covering over 10,000 square kilometers in five countries in West Africa.  The common shares of Etruscan are traded on the TSX Exchange under the symbol "EET". The Company is dependent on Etruscan through its joint venture to explore the Good Ground, Uprightness and Eternity concessions in Ghana, West Africa as well as provide up to an additional $2.5 million in funding.

Gold City Inc. is a privately held Nevada mining and exploration corporation that owns and controls gold mining claims in Nevada and Arizona.  Gold City Inc. Joint Venture. The Company entered into a joint venture September 11, 2005 with its licensee, Gold City Inc. ("Gold City"), a privately held Nevada mining and exploration corporation that owns and controls gold mining sites in Nevada and Arizona. The Company received under the terms of Gold City's hydrometallurgical license a net smelter return of 8-12 percent of all gold and other minerals extracted, and a 5 percent share of all mechanically recovered coarse gold and nuggets. Gold City’s licenses cover the U.S., Mexico, Canada, South America, Australia, Asia and Africa.

Under the terms of the joint venture, Gold City will provide up to $10 million to the Company in exchange for up to a total of 5 million shares of the Company’s restricted common stock and for up to a total of 50 percent of all profits generated by previously announced and future operations that have been financed directly with the funds provided for defined projects. These projects may include funds provided by Gold City for a) the U.S. production plant for the extraction and recovery of precious metals from E-waste and ore, b) programs for small scale miners at Ghana, c) large mining concessions in Ghana, and d) operation of mining sites in the U.S. to produce gold concentrate. In the event that Gold City does not provide the Company with the entire $10 million, it will receive a lower number of shares of Haber common stock and reduced profit participation. Thru February, 2008, Gold City has contributed $717,066 under this agreement and in turn has received from Haber a 15% share of Haber’s interest in its joint Venture with Etruscan and 1,000,000 shares of Haber stock of which 500,000 shares were issued in April, 2007 and 500,000 shares issued in October, 2007.

In addition, the success of our business depends, in part, upon how successful we are in maintaining our relationships with our joint venture partners.  Our inability to receive continuing funding from these relationships could restrict our ability to commercialize our technology and continue to develop emerging technology as well as result in a material adverse impact on our business, financial condition and results of operations.

The Company cannot assure you that they will be able to maintain its relationship with either Etruscan or Gold City.

The Company derives substantial funding for their exploration, mining and extraction recovery projects from our strategic relationships with the Etruscan and Gold City.  The success of each of the Etruscan and Gold City projects depends on our ability to maintain our strategic relationships with these entities.  Our business could be negatively impacted not only as a result of the loss of funding attributable to these mining and extraction recovery projects, but also as a result of the impact that a deteriorating relationship with either of these two entities could have on our reputation generally and our relationships with other exploration, mining and extraction industry relationships.  Any failure to maintain these relationships could, therefore, result in a substantial impediment to the development of new business relationships to further commercial utilization of the Company’s existing technology and negatively impact development of emerging technology for future commercialization.

The success of our E-waste or electronic scrap system (HESS) pilot project and concurrent development of Aladdin machine is dependent on our ability to reach scale-up levels for quantity processing of e-scrap metals.

The Company opted to design new specialized processing machinery that takes full advantage of the unique properties of the Company's hydrometallurgical technology. As a result of these efforts, the Company has developed components for a novel intermittent flow processing line for e-scrap and ores called the Aladdin process. The new design incorporates a unique method of transport, extraction, filtration and recovery. A pilot machine has been constructed and successfully tested during short production runs.  Successful operational results will result in a large full capacity unit being built for commercial production.

While the Company has designed made-to-order specialized processing machinery, start-up and production through put may not reach the levels required to support the Company’s large scale quantity processing plans for e-scrap. Even if we are able to implement a large scale E-waste facility, we may not be able to operate at normal levels for a substantial period of time. Such delays or shut down would substantially impair operations and profitability

Consolidation of participants in the areas of separation science, extractive metallurgy and medical diagnostics industries could cause us to lose business.

Certain of the Company’s markets have in the past been and may in the future be involved in mergers or other consolidating events with other companies in the field. If these parties engage in a merger, we could lose those potential business relationships if the resulting company decides to work with a competitor instead of us. Further, the fewer companies there are that require the technology we offer, the fewer potential customers there will be for the Company’s technology, processes and products.

The Company may not be able to continue to obtain property mineral rights or continue to establish licensing arrangements for utilization of Company technology.

Continued interest in our technology depends upon our ability to quantity process at commercial production levels. If the Company technology is unable to achieve those levels cost efficiently for any reason, the value of certain of the Company’s technology, processes and products could diminish and interest in our innovative technologies in the areas of separation science, extractive metallurgy and medical diagnostics could be adversely affected.

Joint ventures and licensing agreements that the Company has made or may make in the future may consume significant resources and may be unsuccessful and could expose us to unforeseen liabilities.

The Company has entered into licensing and joint venture agreements with Etruscan and Gold City. The Company is selectively pursuing strategic business relationships currently. These business relationships could further dilute equity interests in the Company and result in additional operating losses and expenses that could have a material adverse effect on our financial position, results of operations and liquidity. The business relationships in the form of licensing agreements and joint ventures may also involve numerous risks, including:

•	Difficulties managing multiple projects or in realizing project efficiencies and cost savings;

•	Diversion of management’s time from existing operations; and

•      Inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities related to these business relationships including liabilities for failure to comply with agreement terms.

The Company is subject to the Sarbanes-Oxley Act of 2002.

Because we are a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires, among other things, public companies to have and maintain effective disclosure controls and procedures to ensure timely disclosure of material information and have management review the effectiveness of those controls on a quarterly basis. It also requires public companies to have and maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements and have management review the effectiveness of those controls on an annual basis. Our ability to comply with these requirements has not yet been assessed, and therefore our controls and procedures likely will be less elaborate than would be the case if we represented that we are in compliance. In addition, the Sarbanes-Oxley Act of 2002 requires that publicly-held companies comply with certain corporate governance standards, including standards relating to the independence of a company's board of directors. We are subject to these requirements and do not maintain governance arrangements that would be compliant with the prescribed standards but intend to do so for future periods. As a non-accelerated filer, the Company is not required to have an independent auditor attest to the effectiveness of such internal controls as of May 31, 2007.

The Company’s available cash flow is limited which may affect its ability to operate as a business.

As a result of the joint venture with Etruscan, the Company’s cash position increased as of May 31, 2007 to more than $269,000. As these funds are utilized for R&D including pilot plant activities and machinery as well as general and administrative costs, the Company may be unable to generate sufficient cash from operations and new business relationships for payment of the Company’s liabilities in cash and continue to settle certain obligation on a share basis While the Company seeks to generate sustainable revenue, financial obligations and contractual commitments, could have important consequences to investors. For example, it could:

•
make it more difficult for the Company to satisfy obligations with respect to ongoing R&D and pilot plant activities as well as general and administrative costs  including purchase of material and services

•
limit the Company’s ability to contribute to the Etruscan Haber Joint Venture Ltd for exploration and mining projects in Ghana that requires the Company to contribute an additional dollar to the venture for every three dollars that Etruscan subsequently invests;;

•
place the Company at a competitive disadvantage compared to our competitors who have less cash flow restrictions and therefore able to take advantage of opportunities that our cash restricted business prevents us from exploiting; and

•	limit the Company’s ability to borrow amounts for working capital, capital expenditures, acquisitions, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect the Company’s business, financial condition and results of operations. If the Company does not have sufficient earnings to service operating costs, we may be required to sell assets, borrow money or sell additional securities, none of which we can guarantee we will be able to do.

Despite our lack of cash flow from operations, the Company may still be able to incur debt. This could further exacerbate the risks by leveraging the Company’s equity with debt.

We may incur indebtedness in the future. The indebtedness incurred could include covenants with operating ratio’s, debt to equity ratio’s and other financial ratios as well as requiring compliance with restrictions on capital expenditures, future business relationships and other restrictive covenants. If debt is added the risks that the Company faces would be increased.

Repayment of any Company debt would likely depend on cash flow sources generated by our commercialization of certain technologies.

Our subsidiary and our joint venture interests are a significant portion of our assets and are not encumbered by debt. Repayment of any Company’s indebtedness would depend on the generation of cash flow from commercialization of the technology to make such cash available for debt service as well as future pay down of principal. Our subsidiaries and joint ventures may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness.  Our subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiary. In the event that the Company does not receive distributions from our subsidiary, we may be unable to make required principal and interest payments on indebtedness should the Company incur such debt.

The Company has been delinquent in filing reports with the SEC which is being remedied with the filing of this comprehensive 10-K report. Additional filings will be needed including a 10-Q for the periods ended August 31, 2007 and November 30, 2007 which the Company will make its best efforts to file in the near future.

The Company has not been filing annual and quarterly reports or other information with the SEC in recent years. While every effort is being made to be fully compliant with SEC filing requirements, the content of the reports is burdensome for the Company and acquiring and paying for the necessary resources may impact our ability to sustain full reporting requirements of the Securities Exchange Act of 1934 in the future.  In addition, the Company’s ability to comply with the Sarbanes-Oxley Act of 2002 may also be beyond the resources available to the Company.  See "Risks Related to Our Business — The Company currently needs to assess its ability to comply with the Sarbanes-Oxley Act of 2002."

Related parties control interests in excess of 5% of the Company’s equity holders which may conflict with other equity holder interests.

Two individual shareholders, Albert B. Conti, CEO, Chairman and Director; and Peter D’Angelo, EVP, CFO, Secretary and Director; each beneficially own more than 5% of the Company’s common equity units. Additionally, Albert B. Conti, Peter R. D’Angelo and Norman Haber the former Chairman and CEO each own over 5% of the Company’s non-consolidated affiliate, Gold City, Inc., a mining and exploration Company. This figure includes the holdings of family members of the Conti, D’Angelo and Haber families. Their interests and the interests of their family members may not, in all cases, be aligned with the interests of other equity holders. For example, these equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though these transaction risks to other equity holders result in a more highly leveraged Company or significantly change the nature of the business operations or strategy. In addition, if the Company encounters financial difficulties, or is unable to pay Company obligations as they become due, the interests of our equity holders might conflict with these related party equity holders. In that situation, for example, these related party holders might want the Company to raise additional equity from our new business relationships or other investors diluting existing equity interests or they may choose to take other actions such as selling Company assets. Additionally, these related parties may make investments in companies from time to time in the future with controlling interests in businesses engaged in industries that complement or directly or indirectly compete with certain portions of the Company’s business. So long as these related parties continues to indirectly own a significant amount of the Company’s equity, even if such amount is less than 50%, it may continue to be able to strongly influence or effectively control Company decisions. In accordance with accounting pronouncements Gold City is a non-consolidated affiliate of the Company. The Company licensed technology to Gold City in consideration for cash and stock with an initial share distribution of 800,000 shares recorded as an Investment in Gold City stock valued at $30,000 and a subsequent performance distribution of 1,200,000 shares valued at $45,000. The fair value of the Investment in Gold City stock was written off, as Gold City has been experiencing operating losses, in proportion to the interest in Gold City that never exceeded 18.0%. Under the terms of the joint venture, Gold City will provide up to $10 million to the Company in exchange for up to a total of 5 million shares of the Company’s restricted common stock and for up to a total of 50 percent of all profits generated by previously announced and future operations that have been financed directly with the funds provided for defined projects. These projects may include funds provided by Gold City for a) the U.S. production plant for the extraction and recovery of precious metals from E-waste and ore, b) programs for small scale miners at Ghana, c) large mining concessions in Ghana, and d) operation of mining sites in the U.S. to produce gold concentrate. In the event that Gold City does not provide the Company with the entire $10 million, it will receive a lower number of shares of Haber common stock and reduced profit participation. The Company’s directors, executive officers and related stockholders as a group also hold beneficial interests in Gold City that never exceeded 20.8% and non-executive officers of the company and their family members hold an additional 7.5% interest in Gold City. The Company and its related party interests have held aggregate interests up to 46.3% of outstanding shares of Gold City. Because of the limited number of shareholder in Gold City there is sufficient concentration of shares by other Gold City shareholders to exercise greater control than the Company and its affiliate interests in Gold City. At no time during the reporting periods did the company and its officers and their families combined own more than 50% of the common shares of Gold City. Gold City has very limited financial resources at this time but is searching additional funding, as stated previously, Gold City has invested $717,066 in its Joint Venture with Haber and has received for that investment a 15% share of Haber interest in the Etruscan JV and 1,000,000 shares of Haber stock.

RISKS RELATING TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

The market prices for securities of technology related companies have been volatile in recent years and our stock price could fluctuate significantly. Our common stock has continued to be thinly traded as a publicly company for many years. Likewise, the market price of our common stock has been subject to significant fluctuations for many years. These fluctuations could continue. Factors that could affect our stock price include:

•	Strategic moves by us or our competitors, such as acquisitions

•	Economic and stock market conditions generally and specifically as they may impact participants providing technology to the mining and exploration, and life science industries

•	Earnings and other announcements by, and changes in market evaluations of, participants in the technology industry

•	Changes in value of gold and other precious metals realizable from production and recovery technology

•	Announcements or implementation by us or our competitors of technical innovations or new products, and

In addition, the securities of many companies have experienced extreme price and volume fluctuations in recent years, often unrelated to the companies’ operating performance. Specifically, market prices for securities of technology related companies in the development stage have frequently reached elevated levels. These levels may not be sustainable and may not bear any relationship to current or the future operating performance of these development stage technology companies.

Provisions in our charter documents and Delaware law as well as related party interests may delay or prevent an acquisition of our company, which could decrease the value of the shares of our common stock.

Our restated certificate of incorporation filed November 9, 1984. as amended May 23, 2006 to increase authorized shares from 200 million to 230 million as well as bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include the authority of our Board of Directors with the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions apply even if the offer may be considered beneficial by some shareholders.

The Company has not transferred risks to unrelated third parties through insurance.

The Company does not carry any insurance such as property, casualty and general liability insurance and is exposed to risks of future material loss related to torts; theft of, damage to, expropriation of, or destruction of assets; business interruption; errors or omissions; injuries to employees; or acts of God.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has not filed financial statements with the SEC since the third quarter of the fiscal year ended May 31, 2003. A letter dated December 19, 2007 to the company from the SEC addressing reporting  responsibilities noted the Company is not in compliance with its reporting requirements. The SEC requested the Company file all required reports within fifteen days or the company may be subject to an administrative proceeding to revoke the registration. The Company has been in communication with the SEC early in January, 2008 siting a potential open issue related to the possible consolidation of a joint venture partner company. Appropriate data was requested from the affiliate to assess the accounting treatment and additional time was requested to the SEC to review the privately held affiliate data and finalize accounting for the comprehensive filing. The filing will include the required late reports for the years ended May 31, 2007, 2006, 2005, 2004 and 2003.  The filing will also include quarterly financial information for the three month periods ended August 31, 2006, 2005, 2004 and 2003. The three month and six month periods ended  November 30, 2006, 2005, 2004 and 2003, and the three month and nine month periods ended February 28, 2007, 2006 and 2005 and February 29, 2004.  The Company and the SEC have agreed that it can file one comprehensive filing to satisfy the SEC required reports for the periods above.  The SEC and Haber originally agreed to file this document no later than August 31, 2007.  Since that date the SEC has granted Haber three additional extensions for the required financial data to September 30, 2007, October 31, 2007 and most recently November 30, 2007.  The Company is including the required comprehensive filing with this report.   The Company is also delinquent in filing its quarterly report on Form 10-Q for the three month period ended August 31, 2007 and for the six month period ended November 30, 2007.  The Company expects will use its best efforts to file these reports in the Company’s fiscal fourth quarter.

ITEM 2.	PROPERTIES

The Company maintains 3,000 square feet of general office facilities at 58 Medford Street, Arlington, Massachusetts. The Company also leases facilities at 87 B New Salem St., Wakefield, Massachusetts beginning August, 2006 as tenants at will and has continued leasing facilities at 2262 North Federal Highway, Fort Pierce, Florida since 2003. The Wakefield site provides 3,000 square feet for office, lab and pilot recovery operations.

The Fort Pierce site currently has a total of approximately 2,200 square feet of space after initially leasing 3,600 square feet until November, 2006 after the Wakefield site was leased and includes a laboratory, a prototype machine shop, and a small area for pre-piloting processing.  The lease on the Florida facility was for a primary term of one year, from July 1, 2000 through June 30, 2001. The Company exercised its lease contract option to extend the lease for annual periods ending June 30, 2002 and 2003 and has continued as tenants at will. The monthly lease expense is $1,951 per month plus utilities and sales and rent taxes. The prototype machine shop is used to expedite the design and production of EMP components and all models, for the practical use of EMP. Pre-piloting refers to the first scale up stage from lab bench quantities to evaluate a process in larger quantities

The lease on the Arlington, MA office began in 2003 with 1,800 square feet, adding additional space in 2004 and 2005, respectively, before decreasing the square footage to 3,000 square feet in 2006 and 2007. Marie Conti, spouse of CEO and Director, Albert B. Conti, along with their daughters hold a beneficial ownership interest in the property

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

On April 17, 2006, Haber announced that the Company had filed a lawsuit in Florida’s Nineteenth Judicial Circuit against Greg Bozenbury, the leaseholder of the property in Okeechobee, Florida, which the Company had earmarked for its new electronic waste processing facility. The Company alleges that it was unable to close on the building due to the actions of the Defendant.  The Company contends that Bozenbury's conduct constituted a breach of its contract with the Company was wrongful and seeks court intervention to adjudicate the matter. In 2007 the business broker D. R. Willson Land Company was cross claimed in the suit by the defendant in the case.  The case is currently in its discovery stages and adjudication is anticipated sometime in the next 18 months. The Company does not believe that the pending lawsuit will have a material adverse effect upon the Company.

In January, 2006 the Company's Fort Pierce, Fl laboratory facility was cited for OSHA violations namely: no guard over lathe, no body and eye wash showers, incomplete NASD log and hygiene maintenance log all items were corrected within time allotted and a $1,000 fine was paid.

In January 2006, the Company chairman, Norman Haber was requested to act as a witness for both the Government and Defendants in the Orex case. However, all matters were adjudicated without the need for his testimony. The government has declared that neither Haber Inc. or any member of Haber is or will be required in any related Orex matter in the future.

There are no other pending legal proceedings to which the Company is a party or of which any of their property is subject.

The Company is aggressively defending these cases, and at this time, it is impossible to evaluate the likelihood of a favorable or unfavorable outcome or to estimate the amount or range of any potential loss in the case, if any.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded "over the counter" and is listed in the National Market System. The table below sets forth the ranges of the last sales prices of the Common Stock during each quarter after May 31, 2000. The quotations reflect dealer prices without markup, markdown or commissions and do not necessarily represent actual transactions.

Quarter Ended:
	Fiscal 2007	High	Low
	August 31, 2006	$0.130	$0.065
	November 30,2006	0.120	0.090
	February 28, 2007	0.135	0.065
	May 31, 2007	0.150	0.095

	Fiscal 2006	High	Low
	August 31, 2005	$0.178	$0.075
	November 30, 2005	0.190	0.140
	February 28, 2006	0.145	0.095
	May 31, 2006	0.140	0.090

Quarter Ended:
	Fiscal 2005	High	Low
	August 31, 2004	$0.240	$0.150
	November 30, 2004	0.180	0.100
	February 28, 2005	0.155	0.095
	May 31, 2005	0.120	0.078

	Fiscal 2004	High	Low
	August 31, 2003	$0.250	$0.115
	November 30, 2003	0.400	0.155
	February 28, 2004	0.360	0.195
	May 31, 2004	0.310	0.160

Quarter Ended:
	Fiscal 2003	High	Low
	August 31, 2002	$0.041	$0.026
	November 30, 2002	0.047	0.025
	February 28, 2003	0.070	0.021
	May 31, 2003	0.250	0.046

Quarter Ended:
	Fiscal 2002	High	Low
	August 31, 2001	$0.090	$0.034
	November 30, 2001	0.046	0.022
	February 28, 2002	0.043	0.019
	May 31, 2002	0.047	0.028

	Fiscal 2001	High	Low
	August 31, 2000	$0.130	$0.071
	November 30, 2000	0.080	0.040
	February 28, 2001	0.055	0.025
	May 31, 2001	0.059	0.048

On February 8, 2008, the closing price of the Company's Common Stock was $.150 and the number of holders of record of the Company's Common Stock was approximately 1,800.

No cash dividends have been paid on the Company's Common Stock since its incorporation and the Company intends to retain its earnings, if any, for use in its business.

The Company did not engage in any transactions in the Company's common stock during the current fiscal year, other than issuances of the stock to buyers and service providers.

The Company has not declared or paid any dividends since its inception. The Board of Directors has not considered the declaration of a dividend. The declaration and payment of dividends in the future will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors.

As of May 31, 2007, there were 1,726 shareholders of record of Haber Common Stock and 80 holders of Haber’s Preferred Stock.

Haber Inc. Comparative Performance Graph

The information contained in this Haber Inc.Stock Comparative Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The graph below compares the cumulative total shareholder return on Haber Inc. common stock for the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500”) and the Dow Jones U.S. Small-Cap Index (“DJUSS”).

The graph assumes an investment of $100 at the close of trading on May 31, 2002, the last trading day of fiscal 2002, in Haber Inc. common stock, the S&P 500 and the DJUSS.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
 Among Haber Inc., the S&P 500 Index
 and the Dow Jones U.S. Small-Cap Index

	FY02	FY03	FY04	FY05	FY06	FY07
Haber Inc.	100	86	60	30	33	37
S&P 500	100	90	105	112	119	143
DJIA US Smallcap	100	95	122	134	154	186

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with our consolidated financial statements and the accompanying notes.  You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended May 31,
								Cumulative from December 2, 1979 (inception) through May 31,
	2007 (1)	2006 (1)	2005(1)	2004 (1)	2003 (1)	2002(2)	2001(3)	2007(3)
Revenues	$–	$45,000	$–	$–	$105,000	$–	$11,520	$2,121,588
Direct expenses	–	–	–	–	–	–	2,000	1,521,485
General and administrative expenses	753,915	577,002	403,060	561,559	264,219	378,188	323,007	16,782,015
Research and development expenses	488,036	387,420	385,581	442,495	84,522	69,940	–	6,907,934
Provision for uncollectible advances to affiliates	–	–	–	–	–	–	–	1,004,881
Operating loss	$(1,241,951)	$(919,422)	$(788,641)	$(1,004,054)	$(243,741)	$(448,128)	$(313,487)	$(24,094,727)

Other income and expense	(5,333)	(45,000)	28,097	6,037	78,358	–	120,904	(3,591,204)
Loss before minority interests and prior period adjustment	$(1,247,284)	$(964,422)	$(760,544)	$(998,017)	$(165,383)	$(448,128)	$(192,583)	$(27,685,931)
Minority interest in loss of Gold City joint venture and prior period adjustment	(1,050)	85,243	23,367	–	–	–	–	156,448
Loss after minority interest, prior period adjustment and before extraordinary gain	$(1,248,334)	$(879,179)	$(737,177)	$(998,017)	$(165,383)	$(448,128)	$(192,583)	$(27,529,483)
Extraordinary gain	176,615	–	–	–	–	–	–	176,615
Net loss	$(1,071,719)	$(879,179)	$(737,177)	$(998,017)	$(165,383)	(448,128)	$(192,583)	$(27,352,868)
Net loss per common share - basic and fully diluted	$(0.008)	$(0.006)	$(0.007)	$(0.010)	$(0.002)	$(0.005)	$(0.002)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	May 31,
	2007 (1)	2006 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (2)
BALANCE SHEET DATA:
Cash and cash equivalents	$269,717	$26,112	$49,349	$50,077	$269,105	$766
Working capital (deficit)	(55,899)	(311,416)	(59,894)	(112,342)	114,165	(124,030)
Total assets	980,701	471,722	184,259	177,942	345,539	85,521
Total liabilities	757,767	705,306	306,878	341,875	333,751	400,199
Stockholders’ equity (deficit)	222,934	(233,584)	(122,619)	(163,933)	11,788	(314,678)

(1)
The data for the fiscal years ended May 31, 2007, 2006, 2005, 2004, and 2003 have been derived from our audited consolidated financial statements for the respective fiscal years included elsewhere in this document.

(2)	Data for the fiscal years ended May 31, 2002 and 2001 have been derived from our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

(3)
The cumulative data for the period from December 2, 1979 (inception) through May 31, 2007 have been derived by adding the data for fiscal years ended May 31, 2007 through 2003 from our audited financial statements included elsewhere in this document to the cumulative data for the period from December 2, 1979 (inception) through May 31, 2002 included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

 ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with the consolidated financial statements and notes that appear elsewhere in this Annual Report on Form 10-K. This section contains certain "forward-looking statements" within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Disclosure Regarding Forward-Looking Statements" and "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

The primary business of the Company is to develop and market future sales of its process technologies including a) the Haber Gold Process (HGP) for environmentally friendly gold mining technology that also offers additional advantages over cyanide, and b) the Haber E-Scrap System (HESS) based on the HGP technology for extracting both precious and non-precious metals from electronic scrap and c) the Haber EMP or ElectroMolecularPropulsion™ process which enables the movement of a variety of different molecules.  The Company may also seek licenses, joint ventures, or other arrangements with large industrial partners. These arrangements would include the sales or grants of uses of its technology in exchange for cash payments, as well as a percentage of the business, such as net smelter return.

The Haber Gold Process (HGP) is a chemical system for the hydrometallurgical extraction of gold from its ores, concentrates, and industrial coatings and materials. There are several important distinguishing features from the conventional method, which is primarily cyanide extraction. These distinguishing features include specific action upon gold, independent of other metal elements present such as silver, zinc, or copper. The process also is an environmentally safe and non-toxic way of extracting liquid, provides superior extraction efficiency with greater speed, and is useful with ores that are refractory with other methods.

The chemical market for hydrometallurgical lixiviants for gold and silver mining is a component of the heavy chemical industry. Cyanide production, which is the near universal chemical system used, was expanded in the mid-1980's by DuPont, reportedly by some $600 million for North America and Mexico. An additional $200 million expansion was cited for Australia's gold mining. Other companies, including Imperial Chemical Industries and Metalgeselshalt, represent the chemical market against which the Haber Gold process would contend. The environmental advantage of the HGP over cyanide use remains strategically significant.

The Company also controls the proprietary operational features and key science insights for the technology called ElectroMolecularPropulsion™ ("EMP"), which it believes has broad application in the chemical, biomedical and electronic fields. EMP is a fundamental electrokinetic technology invented and developed by Norman Haber. The term electrokinetics as it refers to molecular science, deals with the movement of molecules in an electrical field. ElectroMolecularPropulsion™ refers to a unique process to induce high-speed movement of molecules in a DC electric field. Ordinarily, molecular movements are based on ionic principles. EMP does not appear to be ionic in principle and theory, and falls outside the conventional framework. This also helps explain other unusual features of EMP, such as the ability to function with non-polar molecules such as aromatic hydrocarbons. Another seeming anomaly is that the electrical current levels in EMP are extremely low. Nevertheless, the movement rates of molecules are observed to be extremely fast. There are other features of EMP that appear to distinguish it from known paradigmatic operations. EMP has a range of applications in chemical analytical instrumentation extraction, purification, control of chemical reactions, electronic imaging, and other electronic uses.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Overview continued

To date, the Company remains the sole world source for the electrokinetic technology, EMP.

More than 100 application protocols have been completed for use with the EMP instrument for use with dyes, proteins, enzymes, biologicals, etc. Such pre-figured protocols are an important user-friendly feature for the use of the EMP. Commercializing the EMP-15D/A instrument and other such solvent media is proprietary and is essential to functionalize the applications of EMP. Fourteen specific solvent media have been developed for use with a wide variety of dyes essential for use in microscopic examinations of specimens in pathological procedures and in other niche markets. The user is able to program the instrument for their particular application - chemistry, analysis, and quality control. The niche markets include quality control and purity testing for the dye industry, and various specialty markets such as food colors, biostains, textiles, carpeting, cosmetics, inks, etc. Other applications include analytical proteomics, diagnostics, pharmaceuticals, biologicals, and fine chemicals, forensics, biomedical research, and military field use. Protocols are analogous to the programming of the EMP for a particular use.

The only products that the Company currently produces for sale are the EMP-15D/A analysis instrument and capillary micro-preparative device which can concentrate and collect one or more selected EMP separated chemical zones into the opening of the capillary. The services that the Company can now provide are the licensed sale of its technologies.

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

The Company will continue to effect reductions in its operating expenses while conforming to continuing operations with the limited amount of working capital available. This policy will continue until revenue from sales or adequate refinancing enables otherwise. The Company leases facilities for a laboratory in Fort Pierce, Florida.

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

Product upgrade accessories for use with the EMP improve the capacity or utility of the EMP instruments for specific needs. One such upgrade is called the "micro preparative capillary recovery device”, which can concentrate and collect one or more selected EMP separated chemical zones into the opening of the capillary. Another device is called a "molecular concentrator". This accessory can concentrate a diffuse zone by a factor of several thousand times.

A new computer program was specifically developed for digital control of the custom miniaturized EMP power supply. A programmed electronic control board also was engineered as an interface. The control board protects the operator from accidental misuse and enables either analog or digital computer control of the EMP system.

Dr. Henry Rosenberg (Ph.D. in Chemistry), is Vice President of EMP development with the Company and has become conversant with both the EMP technology and the proprietary "Haber Gold Process". Dr. Rosenberg also has had extensive sales and marketing experience with scientific instrumentation and advises the Company regarding marketing the EMP instrumentation.

Revenues

POTENTIAL REVENUE STREAMS AND PROJECTS

The Company operates three divisions with the potential to generate revenue from various technologies and projects that are intended to be commercialized.

The Minerals Division potential revenue sources may include the Etruscan Haber Joint Venture Ltd. Formed for exploration of large scale Ghanian mining concessions that include Good Grounds four prospecting licenses as well as Uprightness’ and Eternity’s reconnaissance licenses. Revenue is likely to follow if a feasibility study supports a decision to mine. A Production Joint Venture Agreement would be negotiated which may include use of the Company’s HGP technology. The Company would negotiate in good faith terms both licensing fees and net smelter return royalties. Haber Mining Ghana Limited, a wholly owned subsidiary of Haber, Inc. currently holds an equal interest in the mineral rights for these concessions. Representative mineral samples may be distributed for purposes of valuing the resource or reserve or for sale to a third party on behalf of the Company’s venture interests.  The Company may independently explore alluvial deposits as an additional potential revenue stream. If Haber Ghana identifies any alluvial deposits portions of the land may be governed by licenses available to Haber Ghana for development of the Strategic Abatement of Mercury and Poverty (STAMP) program. The STAMP would facilitate the Company’s gold recovery using small-scale miners for superior efficiencies for recovery of gold ore while paying the miners considerably more for their ore concentrate than they would receive using if they were to continue their use of mercury.

An additional Minerals Division potential revenue source may include a net smelter return of 8-12 percent of all gold and other minerals extracted, and a 5 percent share of all mechanically recovered coarse gold and nuggets.  Gold City's licenses cover USA, Mexico, Canada, South America, Australia, Asia and Africa.

Other Mineral Division potential revenue sources include testing revenue for sample ore at $60.00 per sample using the Haber process.  If the ore being tested satisfies initial technical criteria, the Company would seek to explore possible joint venture or licensing agreement sharing technology in consideration of license fees and net smelter return royalties.

Based on the Haber Gold Process (HGP) technology a proprietary electronic scrap or E-waste system (HESS) for extraction of both precious and non-precious metals is expected to provide an additional source of revenue form the pilot commercial plant operations funded by Gold City. Resulting from both e-scrap and ore processing, the facility will slowly begin to produce revenues.

The ElectroMolecularPropulsion™ (EMP) Division’s potential revenue sources from electrokinetic separation technology include developing EMP instruments and demonstration kits for the educational sector.

The Emerging Technologies Division’s potential revenue sources would emanate from technological extensions of the Company’s EMP and metallurgical extraction sciences as well as screening and follow through with technological opportunities in other domains offering potential revenue generation.

Costs

COST OF SALES STREAMS AND PROJECTS

The Etruscan Haber Joint Venture Ltd exploration costs are to be funded up to an additional $2.5 million by Etruscan. Good Ground prospecting work program costs are budgeted at $1,060,000. The cost of recovery of gold ore from alluvial deposits by implementing the STAMP program would include small-scale miner payments provided by Haber Ghana.

Costs related to testing revenue for sample ore is expected to approximate the charge of $60.00 per sample.

As noted elsewhere in this report, Gold City has funded $717,066 as its contribution to the Haber/Gold City J.V. In return, Gold City has received a 15% interest in Haber share of the Haber/Etruscan Joint Venture and 1,000,000 shares of Haber Common Stock which was issued to Gold City in 2007. Gold City is currently operating with very little working capital and is attempting to raise additional funding for Gold City activities. In addition, projects funded by Gold City including gold ore recovery and the E-scrap pilot commercial plant operations project require payment of 50% of the profits from such projects.

EMP projects being in the developmental stage are currently not determinable. or estimable.
Cost of sales are exclusive of depreciation shown in general and administrative expense

Our operating costs primarily consist of:

▪	research and development costs; and

▪	general and administrative expenses

The Company’s research and development costs consist of R&D costs for both precious metals extraction and recovery processes and EMP technology including pilot recovery activities , travel and technical support costs.

General and administrative expenses consist of salaries, rent, legal and professional fees as well as public relations and depreciation and amortization expenses primarily for equipment and leasehold improvements.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Fiscal year ended May 31, 2007 compared to fiscal years ended May 31, 2006, 2005, 2004, 2003, 2002 and 2001

Revenues for the fiscal years ended May 31, 2007, 2006, 2005, 2004, 2003, 2002 and 2001 were $0, $45,000, $0, $0, $105,000, $0 and $11,520 respectively. Revenues for the fiscal years ended May 31, 2006, 2003 and 2001 were generated from a non-recurring Gold City license service performance fee earned of $45,000 and an initial Gold City technology license fee 0f $105,000 per a March 28, 2003 license agreement and the sale of an $11,520  EMP unit.

Direct expenses for the fiscal years ended May 31, 2007, 2006, 2005, 2004, 2003, 2002 and 2001 were $0, $0, $0, $0, $0, $0 and $2,000, respectively.

General and administrative expenses (“G&A”) fiscal years ended May 31, 2007, 2006, 2005, 2004, 2003, 2002 and 2001 were $753,915, $577,002, $403,060, $561,559, $264,219, $378,188 and $323,007, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended May 31, 2007, 2006, 2005, 2004, 2003 and 2002 were $176,913, $173,942, $(158,498), $297,340, $(113,969), and $55,181, respectively.  The primary reasons for the changes were as follows:

Fiscal year ended May 31,	Increase (decrease)	Primary reasons for change
2007	$176,910	Professional fees for accounting and public relations increased $120,783, rent for Wakefield facility leased August 15, 2006 increased $20,067 and maintenance costs increased $26,799.
2006	173,942
Compensation for executives & directors increased $260,655 as well as ore transportation costs and lab relocation costs from Florida to Massachusetts which increased $12,364.  These increases were partially offset by decreased costs for professional fees for accounting and  public relations of $(49,065) and lower administrative payroll costs of $(37,178)

2005	(158,499)	Accounting decreased $(97,280); travel & legal decreased $(31,107) and $(28,928), respectively because of costs incurred in the prior year related to business activities
2004	297,340	Accounting, rent, public relations (Pittcon trade show) and travel increased $151,820, $54,618, $35,092 and $23,401, respectively
2003	(113,969)	Reduced legal and accounting for license agreements and regulatory filing incurred the previous year
2002	55,181	Increase due to accounting services, taxes and placement fee

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Fiscal year ended May 31, 2007 compared to fiscal years ended May 31, 2006, 2005, 2004, 2003, 2002 and 2001 continued

Research and  development expenses (“R&D”) fiscal years ended May 31, 2007, 2006, 2005, 2004, 2003, 2002 and 2001 were $488,036, $387,420, $385,581, $442,495, $84,522, $69,940 and $0, respectively. R&D primarily consists of EMP and Metals R&D expenses, technical support and travel.  The year over year increases and (decreases) for the fiscal years ended May 31, 2007, 2006, 2005, 2004, 2003 and 2002 were $100,616, $1,839, $(56,914), $357,973, $14,582, and $69,940, respectively.  The primary reasons for the changes were as follows:

Fiscal year ended May 31,	Increase (decrease)	Primary reason for change
2007	$100,616	Increase in metals research expenses of $70,184 and an increase in design costs for new processes of $21,852
2006	1,839
Research and technical support increased $42,354 related to developing and upgrading HGP technology, other R&D costs increased $57,514 and travel related expenses increased $42,596 related to Ghana concession activities and other property pursuits which was virtually offset by a decrease in metals research of $(143,581) as the Company prioritized  its important projects

2005	(56,914)
The primary drivers for the decrease in R&D were lower technical support costs of $(319,268) related to fiscal 2005 focus on HGP technology versus EMP prototype focus for fiscal 2004 which was partially offset by higher metals research costs of $271,216

2004	357,973
Consulting and technical support increased $275,685 to support the EMP and Minerals Divisions and EMP supplies increased $81,702.  The Company’s focus on EMP prototype resulted in the Company being a top 25 contributor at the 2004 Pittcon show

2003	14,582	Technical support and EMP supplies
2002	69,940	Salaries and wages, technical support and EMP supplies

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Other income and expense for fiscal years May 31, 2007, 2006, 2005, 2004, 2003, 2002, and 2001 were $171,282, $(45,000), $28,097, $6,037 $78,358, $0 and $120,904, respectively. Other income and expense primarily consists of Other Income from the Extraordinary Gain from Transfer of Property Licenses to Etruscan and Sale of New Jersey R&D tax credits and Other Expense consists primarily of Losses from Investment in Gold City stock. The year over year increases and (decreases) for the fiscal years ended May 31, 2007, 2006, 2005, 2004, 2003 and 2002 were, $216,282, $(73,097), $22,060, $(72,321), $78,358 and $(120,904), respectively. The primary reasons for the changes were as follows:

Fiscal year ended May 31,	Increase (decrease)	Primary reason for change
2007	$216,282	Gain from transfer of property licenses to Etruscan of $176,615 and reduced loss on investment in Gold City stock of $45,000 partially offset with interest expense of $(5,333)
2006	(73,097)	Loss on investment in Gold City stock of $(45,000) and reduced proceeds from sale of New Jersey R&D tax credits from prior fiscal year's $28,097 to $0
2005	22,060	Reduced loss on investment in Gold City stock from prior fiscal year's $30,000 to $0 partially offset by reduced proceeds from sales of New Jersey R&D tax credits from $34,998 to $28,097
2004	(72,321)	Reduced proceeds from the sale of New Jersey R&D tax credits from prior fiscal year's $78,358 to $34,998 and loss on investment in Gold City stock of $(30,000)
2003	78,358	Sale of New Jersey R&D tax credits in fiscal year 2003 for $78,358
2002	(120,904)	Reduced proceeds from the sale of New Jersey R&D tax credits from prior fiscal year's $120,904 to $0

As a result of the foregoing net of a minority interest in loss of Gold City joint venture for fiscal years May 31, 2007, 2006 and 2005 of $(1,050), $85,243 and $23,367, the Company reported net losses for the fiscal years ended May 31, 2007, 2006, 2005, 2004, 2003, 2002 and 2001 of $(1,071,719), $(879,179), $(737,177), $(998,017), $(165,383), $(448,128) and $(192,583), respectively.

Three month period ended August 31, 2006 compared to three month periods ended August 31, 2005, 2004, 2003,  2002 and 2001

Revenues for the quarters ended August 31, 2006, 2005, 2004, 2003, 2002 and 2001 were $0, $45,000, $0, $0, $0 and $0, respectively. Revenues for the three month periods ended August 31, 2005 were generated from a non-recurring Gold City license fee earned.

There were no direct expenses for the three month periods ended August 31, 2006, 2005, 2004, 2003, 2002 and 2001.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Three month period ended August 31, 2006 compared three month periods ended August 31, 2005, 2004, 2003, 2002 and 2001 continued

General and administrative expenses (“G&A”) three month periods ended August 31, 2006, 2005, 2004, 2003, 2002 and 2001 were $173,611, $143,571, $75,245, $86,781, $105,031 and $44,039, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations.  The quarter over quarter increases and (decreases) for the three month periods ended August 31, 2006, 2005, 2004, 2003 and 2002 were $30,040, $68,326, $(11,536), $(18,250), and $60,992, respectively.  The primary reasons for the changes were as follows:

Three months ended August 31,	Increase (decrease)	Primary reason for change
2006	$30,040
Increases in financial and accounting of $20,355, public relations costs of $16,801, stock transfer expense of $5,174 and proxy costs of $5,916 were partially offset by a decrease in directors’ and executive officers’ salaries of $(13,242)

2005	68,326
Consists of  increases in executive and director salaries of $73,071,  rent expense of $10,704 and maintenance expense of $5,702 which was partially offset by decreases in professional fees of $(12,700) in financial and accounting and $(8,464) in public relations

2004	(11,536)	Maintenance decreased $(7,588) and rent decreased $(6,055)
2003	(18,250)	Accounting services decreased $(45,605) and expanded Florida space for operations, lab and lodging increased rent $18,273
2002	60,992	Financial and accounting services was the principal cause of this increase in 2002

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Three month period ended August 31, 2006 compared three month periods ended August 31, 2005, 2004, 2003, 2002 and 2001 continued

Research and  development expenses (“R&D”) quarters ended August 31, 2006, 2005, 2004, 2003, 2002 and 2001 were $97,155, $114,410, $60,393, $96,034, $5,065 and $11,375, respectively. R&D primarily consists of EMP and Metals R&D expenses, technical support and travel.   The quarter over quarter increases and (decreases) for the three month periods ended August 31, 2006, 2005, 2004, 2003 and 2002 were $(17,255), $54,017, $(35,641), $90,969, and $(6,310), respectively.  The primary reasons for the changes were as follows:

Three months ended August 31,	Increase (decrease)	Primary reason for change
2006	$(17,255)
Decrease primarily related to Ghana concession activities and related travel expense of $(20,592) and technical support of $(9,447) partially offset by increases to supplies $4,624 and metals research activities of $10,019

2005	54,017
Increase in technical costs of $21,740, other of $41,513 related to Ghana concession activities and other property pursuits and an increase in travel related expenses of $ 9,734 partially offset by a decrease in metals research activities of $ (20, 026)

2004	(35,641)	Decrease due to technical support of $(64,416), EMP supplies of $(24,142) mostly offset by a $49,248 increase in metals research
2003	90,969	Increase primarily due to technical support increase of $64,347 and an increase in EMP supplies of $31,147
2002	(6,310)	Primarily attributable to salaries

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Three month period ended August 31, 2006 compared three month periods ended August 31, 2005, 2004, 2003, 2002 and 2001 continued

Other income and expense for the three month periods ended August 31, 2006, 2005, 2004, 2003, 2002, and 2001 were $(5,333), $(45,000), $0, $(19,692), $0 and $0. Other income and expense primarily consists of losses on investment in Gold City stock. The quarter over quarter increases and (decreases) for the three month periods ended August 31, 2006, 2005, 2004, 2003 and 2002 were $39,667, $(45,000), $19,692, $(19,692) and $0, respectively. The primary reason for the changes were as follows:

Three months ended August 31,	Increase (decrease)	Primary reason for change
2006	$39,667	Reduced prior period loss on investment in Gold City stock of $45,000 partially offset by interest expense of 5,333
2005	(45,000)	Loss on investment in Gold City stock $(45,000)
2004	19,692	Reduced prior period loss on investment in Gold City stock of $20,484
2003	(19,692)	Loss on investment in Gold City stock $(20,484)
2002	0

As a result of the foregoing net of a minority interest in loss of Gold City joint venture for the three month periods ended August 31, 2006, 2005 and 2004 of $(300), $4,993, and $3,930, the Company reported net losses for the three month periods ended August 31, 2006, 2005, 2004, 2003, 2002 and 2001 of $(276,399), $(252,988), $(131,708), $(202,507), $(110,096) and $(55,414), respectively.

Three month period ended November 30, 2006 compared to three month periods ended November 30, 2005, 2004, 2003, 2002 and 2001

Revenues and direct expenses for the three month periods ended November 30, 2006, 2005, 2004, 2003, 2002 and 2001 were $0.0 for all periods presented.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Three month period ended November 30, 2006 compared three month periods ended November 30, 2005, 2004, 2003, 2002 and 2001 continued

General and administrative expenses (“G&A”) three month periods ended November 30, 2006, 2005, 2004, 2003, 2002 and 2001 were $177,421, $159,117, $104,212, $109,997, $44,121 and $89,580, respectively. G&A primarily consists of professional fees for legal and accounting, directors and executive salaries and rent.  The quarter over quarter increases and (decreases) for the three month periods ended November 30, 2006, 2005, 2004, 2003 and 2002 were $18,304, $54,905, $(5,785), $65,876, and $(45,459), respectively.  The primary reasons for the changes were as follows:

Three months ended November 30,	Increase (decrease)	Primary reason for change
2006	$18,304	Maintenance, public relations and salaries increased $12,793,$11,750 $7,990, respectively and freight decreased $(14,229)
2005	54,905	Salaries increased $48,987, freight increased by $12,700 (transported ore for processing)
2004	(5,785)
Financial and accounting and public relations decreased $(28,175) and $(8,986), respectively; legal fees, payroll & benefits costs and employee reimbursement costs increased $19,900, $7,923 and $4,289, respectively

2003	65,876	Financial and accounting increased $25,675, operations and administration in Florida and Massachusetts increased their square footage and rent $19,106 and public relations increased $15,986
2002	(45,459)	Stock issued for various administrative services decreased

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Three month period ended November 30, 2006 compared three month periods ended November 30, 2005, 2004, 2003, 2002 and 2001 continued

Research and  development expenses (“R&D”) three month periods ended November 30, 2006, 2005, 2004, 2003, 2002 and 2001 were $160,255, $83,338, $106,300, $116,963, $13,684 and $117,005, respectively. R&D primarily consists of metals R&D expenses, technical support and travel.  The quarter over quarter increases and (decreases) for the three month periods ended November 30, 2006, 2005, 2004, 2003 and 2002 were $76,917, $(22,962), $(10,663), $103,279,  and $(103,321), respectively.  The primary reasons for the changes were as follows:

Three months ended November 30,	Increase (decrease)	Primary reason for change
2006	$76,917	Travel expense, metals R&D and technical support increased $28,129, $26,865 and $13,509, respectively
2005	(22,962)	Metals R&D decreased $28,693
2004	(10,663)	Technical support decreased $(107,557) was mostly offset by increases in metals R&D and other of $62,135 and $34,758, respectively
2003	103,279	Technical support increased $107,143
2002	(103,321)	Stock issued for various technical services decreased

Other income and expense for the three month periods ended November 30, 2006, 2005, 2004, 2003, 2002 and 2001 were $0, $0, $0, $(9,269), $0 and $0, respectively. Other income and expense primarily consist of a loss on investment in Gold City Stock. The quarter over quarter increases and (decreases) for the three month periods ended November 30, 2006, 2005, 2004, 2003 and 2002, were $0, $0, $9,269, $(9,269) and $0, respectively. The primary reasons for the changes were the following:

Three months ended November 30,	Increase (decrease)	Primary reason for change
2006	$–
2005	–
2004	9,269	Reduced prior period loss on investment in Gold City stock of $9,516
2003	(9,269)	Loss on investment in Gold City stock of $(9,516)
2002	–

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Three month period ended November 30, 2006 compared three month periods ended November 30, 2005, 2004, 2003, 2002 and 2001 continued

As a result of the foregoing net of minority interest in loss of Gold City joint venture for three month periods ended November 30, 2006, 2005 and 2004 of $(750), $56,700 and $6,900, the Company reported net losses for the three month periods ended November 30, 2006, 2005, 2004, 2003, 2002 and 2001 of $(338,426), $(185,755), $(203,612), $(236,229), $(57,805) and $(206,585), respectively.

Six month period ended November 30, 2006 compared six month periods ended November 30, 2005, 2004, 2003, 2002 and 2001

Revenues for the six month period ended November 30, 2006, 2005, 2004, 2003, 2002 and 2001 were $0, $45,000, $0, $0, $0, $0 and $0 respectively. Revenues for the six month period ended November 30, 2005 were generated from a non-recurring Gold City license service performance fee earned.

There were no direct expenses for the six month periods ended November 30, 2006, 2005, 2004, 2003, 2002 and 2001.

General and administrative expenses (“G&A”) six month periods ended November 30, 2006, 2005, 2004, 2003, 2002 and 2001 were $351,032, $302,688, $179,457, $196,778, $149,152 and $133,619, respectively. G&A primarily consists of professional fees for legal and accounting, directors and executive salaries and rent.  The quarter over quarter increases and (decreases) for the six month periods ended November 30, 2006, 2005, 2004, 2003 and 2002 were $48,344, $123,231, $(17,321), $47,626, and $15,533, respectively.  The primary reasons for the changes were as follows:

Six months ended November 30,	Increase (decrease)	Primary reason for change
2006	$48,344	Public relations and maintenance increased $28,551 and $12,942, respectively
2005	123,231	Salaries increased $115,623 primarily for Directors & Executives
2004	(17,321)	Professional fees decreased with financial and accounting decreasing$ (44,345) and legal increasing $23,021
2003	47,626	Rent, public relations, and maintenance increased $36,479, $16,186 and $11,806, respectively, which was partially offset from a decrease in financial and accounting fees of $(19,930)
2002	15,533	Financial and accounting fees reflect the increase for 2002 regulatory filing of the May 31, 2001 Form10-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Six month period ended November 30, 2006 compared six month periods ended November 30, 2005, 2004, 2003, 2002 and 2001 continued

Research and  development expenses (“R&D”) six month periods ended November 30, 2006, 2005, 2004, 2003, 2002 and 2001 were $257,410, $197,748, $166,693, $212,997, $18,749 and $128,380 respectively. R&D primarily consists of metals R&D expenses, technical support and travel.  The quarter over quarter increases and (decreases) for the six month periods ended November 30, 2006, 2005, 2004, 2003 and 2002 were $59,662, $31,005, $(46,304), $194,248 and $(109,631), respectively.  The primary reasons for the changes were as follows:

Six months ended November 30,	Increase (decrease)	Primary reason for change
2006	$59,662	Metals R&D and travel increased $36,885 and $20,051, respectively
2005	31,005	Technical support increased $30,788
2004	(46,304)	Technical support decreased $(171,974) partially offset by an increase in metals R&D of $111,383 and EMP hardware $8,794
2003	194,248	Technical support costs increased $171,490
2002	(109,631)	Stock issued for various technical services decreased

Other income and expense for the six month periods ended November 30, 2006, 2005, 2004, 2003, 2002 and 2001 were $(5,333), $(45,000), $0, $(28,961), $0 and $0, respectively. Other income and expense primarily consists of Other Expense from loss on investment in Gold City stock and interest expense. The period over period increases and (decreases) for the six month periods ended November 30, 2006, 2005, 2004, 2003 and 2002 were $39,667, $(45,000), $28,961, $(28,961) and $0, respectively. The primary reason for the changes were as follows:

Six months ended November 30,	Increase (decrease)	Reason for change
2006	$39,667	Reduced prior loss on investment in Gold City stock of $45,000 partially offset by interest expense of 5,333
2005	(45,000)	Loss on investment in Gold City stock $(45,000)
2004	28,961	Reduced prior period loss on investment in Gold City stock of $30,000
2003	(28,961)	Loss on investment in Gold City stock $(30,000)
2002	–

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Six month period ended November 30, 2006 compared to six month periods ended November 30, 2005, 2004, 2003, 2002 and 2001 continued

As a result of the foregoing net of minority interest in loss of Gold City joint venture for the six month periods ended November 30, 2006, 2005 and 2004 of $(1,050), $61,693 and $10,830, the Company reported net losses for the six month periods ended November 30, 2006, 2005, 2004, 2003, 2002 and 2001 of $(614,825), $(438,743), $(335,320), $(438,736), $(167,901) and $(261,999), respectively.

Three month period ended February 28, 2007 compared to three month periods ended February 28, 2006 and 2005, February 29, 2004, February 28,  2003  and 2002

Revenues and direct expenses for the three month periods ended February 28, 2007, 2006, 2005, 2004, 2003 and 2002 were $0  for all periods.

General and administrative expenses (“G&A”) three month periods ended February 28, 2007, 2006, and 2005, February 29, 2004, February 28, 2003 and 2002 were $210,453, $141,068, $121,525, $168,583, $69,533 and $26,188, respectively. G&A primarily consists of professional fees for legal and accounting, directors and executive salaries and rent.  The quarter over quarter increases and (decreases) for the three month periods ended February 28 2007, 2006, 2005, 2004, and 2003 were $69,385, $19,543, $(47,058), $99,050, and $43,345, respectively.  The primary reasons for the changes were as follows:

Three months ended February 28/29,	Increase (decrease)	Primary reason for change
2007	$69,385	Financial and accounting ,public relations and directors and executive salaries increased $28,760,$18,069 and $8,991, respectively
2006	19,543	Salaries increased $52,991 while stock transfer expense, public relations and meeting expenses decreased $(12,844), $(11,429) and $(4,548) respectively
2005	(47,058)	Financial and accounting and travel decreased $(26,035) and $(21,656), respectively
2004	99,050	Increases included legal $26,688, rent $19,229, travel for Ghana trips $19,149 and financial and accounting $13,725
2003	43,345	Financial and accounting fees and corporate taxes and fees increased $18,900 and $14,340, respectively

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Results of Operations continued

Three month period ended February 28, 2007 compared to three month periods ended February 28, 2006 and 2005, February 29, 2004, February 28, 2003 and 2002 continued

Research and  development expenses (“R&D”) three month periods ended February 28, 2007, 2006 and 2005, February 29, 2004, February 28, 2003, and 2002 were $120,232, $73,570, $117,016, $109,560, $9,162 and $210, respectively. R&D primarily consists of metals R&D expenses, technical support and travel  The quarter over quarter increases and (decreases) for the three month periods ended February 28, 2007, 2006 and 2005, February 29, 2004 and February 28, 2003 were $46,662, $(43,446), $7,456, $100,398 and $8,952, respectively.  The primary reasons for the changes were as follows:

Three months ended February 28/29,	Increase (decrease)	Primary reason for change
2007	$46,662	Metals R&D, design costs and technical support increased $18,742, $12,693 and $5,253, respectively
2006	(43,446)	Metals R&D decreased $(55,501) partially offset by travel and technical support costs of $9,511 and $6,247, respectively
2005	7,456	Metals R&D increased $9,611
2004	100,398	Technical support and EMP supplies increased $78,000 and $24,005, respectively due to EMP prototype focus
2003	8,952	Stock issued for technical services increased

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued Results of Operations continued

Three month period ended February 28, 2007 compared three month periods ended February 28, 2006 and 2005, February 29, 2004, February 28, 2003 and 2002 continued

Other income and expense for the three month periods ended February 28, 2007, 2006 and 2005, February 29, 2004, February 28, 2003 and 2002 were $0, $0, $28,097, $34,998, $78,358 and $0, respectively. Other income and expense primarily consists of proceeds from the sale of New Jersey R&D tax credits.  The quarter over quarter increases and (decreases) for the three month periods ended February 28, 2007, 2006 and 2005, February 29, 2004 and February 28, 2003 were $0, $(28,097), $(6,901), $(43,360), and $78,358, respectively.  The primary reasons for the changes were as follows:

Three months ended February 28/29,	Increase (decrease)	Primary reason for change
2007	$–
2006	(28,097)	Sale of New Jersey R&D tax credits exhausted in prior year when $28, 097 in proceeds where realized
2005	(6,901)	Proceeds from sale of New Jersey R&D tax credits decreased from $34,998 to $28,097
2004	(43,360)	Proceeds from sale of New Jersey R&D tax credits decreased from $78,358 to $34,998
2003	78,358	Sale of New Jersey R&D tax credits

As a result of the foregoing, the Company reported net losses for three month periods ended February 28, 2006 and 2005, February 29, 2004, February 28, 2003, 2002 and 2001 were $(330,685), $(214,638), $(206,019), $(243,145), $(337) and $(26,398), respectively.

Nine month period ended February 28, 2007 compared to nine month periods ended February 28, 2006 and 2005, February 29, 2004, February 28, 2003 and 2002

Revenues for the nine month periods ended February 28, 2007, 2006 and 2005 February 29, 2004, February 28, 2003 and 2002 were $0, $45,000, $0, $0, $0 and $0, respectively. Revenues for the nine month periods ended February 28, 2006 were generated from a non-recurring Gold City license service performance fee earned.

There were no direct expenses for the nine month periods ended February 28, 2007, 2006 and 2005, February 29, 2004, February 28, 2003 and 2002.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued
Results of Operations continued

Nine month period ended February 28, 2007 compared to nine month periods ended February 28, 2006 and 2005, February 29, 2004, February 28, 2003 and 2002 continued

General and administrative expenses (“G&A”) nine month periods ended February 28, 2007, 2006 and 2005, February 29, 2004, February 28, 2003 and 2002 were $561,485, $443,756, $300,982, $365,361, $218,685 and $159,807, respectively. G&A primarily consists of professional fees for legal and accounting, directors and executive salaries and rent.  The quarter over quarter increases and (decreases) for the nine month periods ended February 28 2007, 2006, 2005, 2004, and 2003 were $117,729, $142,729, $(64,379), $146,676, and $58,878, respectively.  The primary reasons for the changes were as follows:

Nine months ended February 28/29,	Increase (decrease)	Primary reason for change
2007	$117,729	Public relations, accounting and maintenance increased $46,620, $37,869 and $21,386, respectively
2006	142,774	Salaries primarily for directors & executives increased $168,614 and public relations decreased $(21,893)
2005	(64,379)	Financial and accounting fees decreased $(70,380)
2004	146,676	Rent, public relations, legal, travel and maintenance increased $57,508, $27,450, $21,363, $19,283 and $15,597, respectively
2003	58,878	Financial and accounting increase for preparation and filing of the 10-Qs and 10-K

Research and  development expenses (“R&D”) nine month periods ended February 28, 2007, 2006 and 2005, February 29, 2004, February 28, 2003 and 2002 were $377,642, $271,318, $283,709, $322,557, $27,911 and $128,590, respectively. R&D primarily consists of Metals R&D expenses, technical support and travel.  The quarter over quarter increases and (decreases) for the nine month periods ended February 28, 2007, 2006 and 2005, February 29, 2004 and February 28, 2003 were $106,324, $(12,391), $(38,848), $294,646 and $(100,679), respectively.  The primary reasons for the changes were as follows:

Nine months ended February 28/29,	Increase (decrease)	Primary reason for change
2007	$106,324	Metals R&D, travel and design costs increased $55,626, $20,595 and $19,867, respectively
2006	(12,391)	Metals R&D decreased $(104,220) while technical support and travel increased $37,035 and$ 22,380, respectively
2005	(38,848)	Technical support decreased $(246,474) while Metals R&D increased $195,494
2004	294,646	Technical support increased $249,490 for Minerals and EMP divisions
2003	(100,679)	Stock issued for various technical services decreased

Other income and expense for the nine months ended February 28, 2007, 2006, 2005, 2004, 2003 and 2002 were $(5,333), $(45,000), $28,097, $6,037, $78,358 and $0, respectively. Other income and expense consists primarily of Other Income from sale of New Jersey R&D tax credits and Other Expense from losses experienced from investment in Gold City stock. The period over period increases and (decreases) for the nine months ended February 28, 2007, 2006, 2005, 2004 and 2003 were $39,667, $(73,097), $22,060, $(72,321) and $78,358, respectively. The primary reasons for the changes were as follows:

Nine months ended February 28/29,	Increase (decrease)	Primary reason for change
2007	$39,667	Reduced loss on investment in Gold City stock of $45,000 partially offset with interest expense of $(5,333)
2006	(73,097)	Loss on investment in Gold City stock of $(45,000) and reduced proceeds from sale of New Jersey R&D tax credits from prior fiscal year's $28,097 to $0
2005	22,060	Reduced loss on investment in Gold City stock from prior fiscal year's $30,000 to $0 partially offset by reduced proceeds from sales of New Jersey R&D tax credits from $34,998 to $28,097
2004	(72,321)	Reduced proceeds from the sale of New Jersey R&D tax credits from prior fiscal year's $78,358 to $34,998 and loss on investment in Gold City stock of $(30,000)
2003	78,358	Sale of New Jersey R&D tax credits for $78,358

As a result of the foregoing net of minority interest in loss of Gold City joint venture for the nine month period ended February 28, 2007, 2006 and 2005 of $(1,050), $61,693, $15,255, the Company reported net losses of $(945,510), $(653,381), $(541,339), $(681,881), $(168,238) and $(288,397), respectively.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources

Fiscal year ended May 31, 2007 compared to fiscal years ended May 31, 2006, 2005, 2004, 2003, 2002 and 2001

The Company’s principal sources of cash are from equity financing, related party loans, joint venture funding agreements and common stock issued for services. The Company anticipates that our primary uses of cash will need to be supplemented in order to meet the demands upon its current operations and research and development, and the need for additional funds to finance development and commercialization of projects built around the Registrant’s technologies. Those demands for cash are  a) continued research and development expense for technologies such as HGP, HESS and EMP as well as technology extensions of the Company’s EMP and metallurgical extraction sciences for commercialization, b) expenses associated with the exploration and gold ore mining activities of the Etruscan Haber joint venture, c) scale-up of a U.S. production plant for gold ore and ewaste recovery and d) fixed costs such as office rent, salaries, utility expenses and professional fees.  The Company has entered into several licensing and joint venture agreements with, primarily, Etruscan Resources Inc. and Gold City, Inc.  The Company is selectively pursuing strategic business relationships currently. These companies are generally in the mining and exploration industry which is highly speculative.  These business relationships could further dilute equity interests in the Company and result in additional operating losses and expenses that could have a material adverse effect on our financial position, results of operations and liquidity.  There can be no assurance that the joint venture funding arrangements already entered into or those entered in the future will result in the anticipated funding that the Company needs. The Company will continue to seek additional funding through equity financing, sales of state R&D tax credits, joint venture funding agreements and through loans from stockholders and related parties. There is no assurance that the Company will be able to sustain its financial needs through these planned ventures.

The following table presents cash flow data for the fiscal years indicated.

	Fiscal year ended May 31,
CASH FLOW DATA:	2007	2006	2005	2004	2003	2002	2001

Net cash used in operating activities	$(576,006)	$(521,528)	$(381,595)	$(460,357)	$(52,390)	$(109,152)	$(89,709)
Net cash provided by (used in) investing activities	(102,653)	(401,400)	(2,000)	(91,771)	(54,902)	(662)	2,539
Net cash provided by ( used in) financing activities	922,264	899,691	382,867	333,100	375,631	100,500	71,858

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Fiscal year ended May 31, 2007 compared to fiscal years ended May 31, 2006, 2005, 2004, 2003, 2002 and 2001 continued

The primary reasons for the changes in cash used in operating activities were as follows:

Fiscal year ended May 31,	Increase (decrease)	Primary reason for change
2007	$(54,478)
An increase from stock issued for services of $486,897 and a decrease in the Gold City joint venture minority interest loss of $86,293 was offset by a higher net loss of $(192,540), an extraordinary gain of $(176,615) a smaller increase in current liabilities of $(190,468) and a decrease in the loss on investment in affiliates of $(45,000)

2006	(139,933)
A decrease in stock issued for services of $(288,428) and a higher net loss of $(142,002), an increase in the loss on investment in affiliates of $45,000 and an increase in the Gold City joint venture minority interest loss of $(61,876) was partially offset by  an increase in current liabilities of $238,940, an decrease in current assets of $54,381 and shared-based compensation of $17,685

2005	78,762
Increase is due to a lower net loss of $260,840 and higher depreciation of $16,306 which was partially offset by lower stock issued for services of $(86,348), and increase in current assets of $(31,694), an decrease in current liabilities of $(26,975) an increase in the Gold City joint venture minority interest loss of $(23,367) and a decrease in the loss on investment in affiliates of $(30,000)

2004	(407,967)
Decrease primarily driven by a higher net loss of $(832,634) caused by higher G&A and higher R&D in the current year a decrease of $(59,112) because of an inventory write-off in the prior year and an increase in the loss on investment in affiliates of $30,000 partially offset by  an increase in stock issued for services of $471,597

2003	56,762	Increase caused by a lower net loss of $282,745 and an inventory write-off of $59,112 was mostly offset by a lower amount of stock issued for services of $(278,259)
2002	(19,443)
Decrease is due to the higher net loss for the year of $(255,545) and an increase in current assets of $(9,669) which was mostly offset by a higher amount of stock issued for services of $167,949 and an increase in current liabilities of $76,686

2001	70,651	Increase caused by a lower net loss for the year of $785,875 which was mostly offset by lower stocks and warrants issued for services of $(619,113) and a decrease in current liabilities of $(101,273)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Fiscal year ended May 31, 2007 compared to fiscal years ended May 31, 2006, 2005, 2004, 2003, 2002 and 2001 continued

The primary reasons for the changes in cash provided by (used in) investing activities were as follows:

Fiscal year ended May 31,	Increase (decrease)	Primary reason for change
2007	$298,747
Primarily caused by the Company’s exchange of mineral rights of $659,771 partially offset by the equity investment in the Etruscan Joint Venture this year of (301,771) as well as offsets by purchases of fixed assets of (85,482)

2006	(399,400)	Primarily caused by the Company’s investment in Ghana mineral rights of (333,000) and an investment in the Gold City Joint Venture of (45,000)
2005	89,771	Increase reflects less purchase of fixed assets
2004	(36,869)
Caused by the net effect of the purchase of fixed assets of $(53,192) and a decrease in other assets in the prior year of $(13,677) which was mostly offset by the $30,000 increase caused by an investment in Gold City stock in the prior year.

2003	(54,240)	Change due to an increase in fixed asset of $(34,979) and the initial investment in Gold City stock of $(30,000) which was partially offset by decrease in fixed assets in the prior year of $13,677
2002	(3,201)	Caused by the purchase of fixed assets of $(3,600)
2001	11,285	Due to a decreased purchase of fixed assets of $9,700 and a decrease in other assets of $1,585 in the current year

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Fiscal year ended May 31, 2007 compared to fiscal years ended May 31, 2006, 2005, 2004, 2003, 2002 and 2001 continued

The primary reasons for the changes in cash provided by financing activities were as follows:

Fiscal year ended May 31,	Increase (decrease)	Primary reason for change
2007	$22,573
Due to higher proceeds from issuance of stock of $664,694, common stock issued for the payment of loan and interest of $105,333 which was mostly offset by a decrease in the proceeds from the Gold City joint venture of $(575,284) compared to the prior year and a decrease in advances from parties of $(160,412)

2006	516,824
Primarily caused by an increase in the proceeds from the Gold City joint venture of $412,502 and $200,000 of advances received from related parties which was partially offset by lower proceeds from issuance of stock of $(53,176) and lower conversion of warrants to common stock of $(39,964)

2005	49,767
Primarily reflects increase in the proceeds from the Gold City joint venture of $155,782  and a decrease of $28,572 in repayments to related parties which was partially offset by decreases of $(70,713) in capital lease obligations, $(50,374) for conversion of warrants, $(24,000) for payment of loan and interest and a $(12,488) decrease in proceed from the issuance of stock

2004	(42,531)
Proceeds from issuance of common stock decreased by $(229,589) which were partially offset by a $70,713 increase in capital lease obligations $62,838 decrease of repayments to related parties, $64,469 increase in conversion of warrants to common stock and a $24,000 of stock issued for the payment of loan and interest

2003	275,131
Caused by an increase in proceeds from the issuance of stock of $401,049, an increase of $33,500 from conversion of warrants to common stock and $28,313 of stock subscriptions that expired which was partially offset by a $(66,580) decrease in advances from related parties and a $(92,838) increase in repayments to related parties

2002	28,642	Increase due to $57,351 increase in advances from related parties and a $5,896 decrease in repayments to related parties mostly offset by a decrease in proceeds from issuance of stock of $(34,605)
2001	(51,841)	Change consists of $(56,381) decrease in proceeds from issuance of stock, $(45,571) decrease in advances from related parties partially offset by a decrease in repayments to related parties of $50,111

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Fiscal year ended May 31, 2007 compared to fiscal years ended May 31, 2006, 2005, 2004, 2003, 2002 and 2001 continued

Capital Resources

The Registrant's deficit working capital and liquidity position at May 31, 2007 must be supplemented in order to meet the demands upon its current operations and research and development, and the need for additional funds to finance development and commercialization of projects built around the Registrant’s technologies. Those demands on working capital are primarily the fixed costs of the Company, such as office rent, salaries and utility expenses. The Registrant will continue to seek additional funding through equity financing, joint venture funding agreements and through loans from stockholders and related parties. There is no assurance that the Company will be able to sustain its financial needs.

During the fiscal years ended May 31, 2007, 2006, 2005, 2004, 2003 and 2002, the Company issued 14,998,400, 1,642,809, 1,702,529, 708,000, 26,022,726 and 1,500,000,  shares of Common Stock, respectively, for cash in the amounts of $804,410, $139,716, $192,892, $205,380, $434,999 and $33,920, respectively.

There can be no assurance that the Company will have success in any of its financing efforts. For the Company's May 31, 2007 audited financial statements, the independent auditors have raised a "going concern" issue. This means that there is an uncertainty whether the Company will be able to continue its developmental operations in the ordinary course of business.

Capital Expenditures

In the past five years, the Company has made significant capital investments in mineral property rights, process systems, instruments and other laboratory equipment. Capital expenditures included $659,771 in 2007 and 2006 for mineral property rights that were exchanged for in 2007 with the Etruscan Haber Joint Venture Ltd. for exploration of gold ore.

In order to execute work programs for prospecting licenses approved April 5, 2007 during the two year term the Etruscan Haber Joint Venture Ltd. Plans to invest $1,060,000.  Should Etruscan exercise their option to contribute additional funds to the venture up to a 75% interest Haber must contribute one dollar for every three dollars contributed by Etruscan to maintain a 25% interest in the joint venture. Actual capital expenditures in future periods may vary depending upon acquisitions, joint venture commitments and other business conditions.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Fiscal year ended May 31, 2007 compared to fiscal years ended May 31, 2006, 2005, 2004, 2003, 2002 and 2001 continued

Contractual Obligations

The following table sets forth our principal contractual obligations as of the end of the fiscal years indicated.
	May 31,
Contractual Obligations 2007:	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Due to related parties	$383,756	$–	$–	$–	$383,756
Capital leases	–	–	–	–	–
Operating leases	56,000	56,000	–	–	–
Total	$439,756	$56,000	$–	$–	$383,756

Contractual Obligations 2006:
Due to related parties	$344,168	$–	$–	$–	$344,168
Capital leases	10,967	10,967	–	–	–
Operating leases	28,000	28,000	–	–	–
Total	$383,135	$38,967	$–	$–	$344,168

Contractual Obligations 2005:
Due to related parties	$144,168	$–	$–	$–	$144,168
Capital leases	26,847	15,880	10,967	–	–
Operating leases	33,783	33,783
Total	$204,798	$49,663	$10,967	$–	$144,168

Contractual Obligations 2004:
Due to related parties	$145,597	$–	$–	$–	$145,597
Capital leases	35,781	8,934	26,847	–	–
Operating leases	19,166	19,166	–	–	–
Total	$200,544	$28,100	$26,847	$–	$145,597

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Fiscal year ended May 31, 2007 compared to fiscal years ended May 31, 2006, 2005, 2004, 2003, 2002 and 2001 continued

Contractual Obligations continued
	May 31,
Contractual Obligations 2003:	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Due to related parties	$175,596	$–	$–	$–	$175,596
Capital leases	–	–	–	–	–
Operating leases	19,250	19,250	–	–	–
Total	$194,846	$19,250	$–	$–	$175,596

Contractual Obligations 2002:
Due to related parties	$268,434	$55,000	$–	$–	$213,434
Capital leases	–	–	–	–	–
Operating leases	22,750	21,000	1,750	–	–
Total	$291,184	$76,000	$1,750	$–	$213,434

Contractual Obligations 2001:
Due to related parties	$201,854	$–	$–	$–	$201,854
Capital leases	–	–	–	–	–
Operating leases	6,750	1,750	–	–	–
Total	$203,604	$22,750	$–	$–	$201,854

The Company believes that its joint venture and licensing agreements, together with continuing issuance of common stock as well as stock for services along with sustainable gold revenue from recovery processes and new business relationships to develop partnerships with the Company under a variety of possible business structures will be sufficient to fund our operations and growth for the foreseeable future.  Management's estimates of the timing of future cash flows are largely based upon historical experience and stage of technology commercialization, and accordingly, actual timing of cash flows may vary from these estimates.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Off-Balance Sheet Arrangements

See discussion under Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions in applying certain critical accounting policies.  Certain accounting estimatesare particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from our expectations.  The Company believes that the following critical accounting policies reflect the significant estimates and assumptions used in the consolidated financial statements.

Research and Development Costs

The primary business of the Company is to develop and market future sales of its process technologies including a) the Haber Gold Process (HGP) for environmentally friendly gold mining technology, and b) the Haber E-Scrap System (HESS) based on the HGP technology for extracting both precious and non-precious metals from electronic scrap, and c) the Haber EMP Electro Molecular Propulsion Process. The Company’s research and development costs consist of costs related to precious metals for both extraction and recovery processes and EMP technology.  The Company charges research and development costs not incurred in conjunction with contractual obligations to expense as it is incurred.

Stock Compensation

Effective June 1, 2005, the Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”), using the modified prospective approach, which revised FAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”. Under this transition method, compensation expense recognized in the year ended May 31, 2006 included compensation expense for all stock-based payments granted during the fiscal year ended May 31, 2006 and for all stock-based payments granted prior to, but not yet vested, as of June 1, 2005 based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Critical Accounting Policies continued

Stock Compensation continued

SFAS No. 123(R) requires companies that adopt its provisions prospectively to recognize compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods.  The adoption of SFAS No. 123(R) does not affect the Company’s net cash flows, but it does reduce net earnings and net earnings per share, both basic and diluted.

The Company recognized stock based compensation costs of $26,446 and $17,685 for the years ended May 31, 2007 and 2006, respectively.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Variable Interest Entities

During 2003, the FASB issued Interpretation No. 46R “Variable Interest Entities” (“FIN 46R”), which provides guidance for identifying and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). In November 2005 the Company entered into a Joint Venture Agreement with Gold City Inc. to provide the Company’s gold mining technology for mining operations held by Gold City Inc...  The agreements also provides for sharing of the profits and losses resulting from specifically identified mining operations controlled by the Company in the Republic of Ghana. The Company has determined that the contractual arrangements result in the classification of the Haber/Gold City Inc. Joint Venture as a VIE.  In addition, because of the restrictive requirements of the contract, effectively giving the Company control of the Joint Venture, the Company is deemed to be the primary beneficiary of Haber/Gold City Joint Venture resulting in the full consolidation of Haber/Gold City Joint Venture beginning in November 2005. At May 31, 2006 the consolidation of the Haber/Gold City Joint Venture results in the elimination of intercompany receivables.  The consolidated amount attributed to Gold City Inc.'s uncontrolled interest was $557,006 as of May 31, 2007.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Critical Accounting Policies continued

Joint Ventures

Haber has entered into a joint venture with Etruscan Resources Inc. to explore 1,331 square kilometers of gold concessions in the Western and Brong Ahafo Regions of Ghana. Under the terms of the joint venture, each company will initially have an equal interest in the project.  The parties have formed "Etruscan Haber Joint Venture Limited," a Ghanaian corporation through which Etruscan will manage the project and provide exploration and mining expertise on all the concessions. Etruscan has the option to increase its interest to 75 percent of the joint venture by investing an additional $2.5 million dollars over a period of three years.  If this option is exercised, for every three dollars that Etruscan subsequently invests, Haber must contribute an additional dollar to the project in order to maintain a 25 percent interest in the joint venture. Should Haber's participating interest drop below 10%, its interest shall be converted to a 5% net smelter return royalty.

Haber retains the right to unilaterally explore, mine and process all alluvial gold on the properties, so long as such activity does not interfere with the joint venture's mining operations or objectives.

If the joint venture decides to begin mining operations on the properties, Haber's environmentally friendly Haber Gold Process (HGP) technology would be used under a licensing agreement, provided that Haber can prove its process is at least as economical as traditional extraction technologies. The terms of the licensing arrangement for the joint venture would then be negotiated between the parties.   The license would also include granting Etruscan Resources Inc. the right to use HGP technology on any of its other gold processing operations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS No. 154”), is effective for years beginning after December 15, 2005.  FAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The statement, which applies to voluntary changes as well as changes required by accounting pronouncements that do not otherwise provide specific transition provisions, requires retrospective application to prior period’s financial statements where practical. FAS No. 154 did not have an impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning June 1, 2007. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position or results of operations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Recent Accounting Pronouncements continued

During September 2006 the FASB issued Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Accordingly, this Standard does not require any new fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS No. 157 to have a material impact on its financial position or results of operations.

During September 2006 the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which establishes an approach to the quantification of unadjusted financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of unadjusted errors under both balance sheet and income statement approach. SAB 108 permits companies to record the cumulative effect of initially applying the “dual approach” in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company has no unadjusted errors and the adoption of SAB 108 did not have an impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for fiscal periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to years preceding the effective date are not permitted. We are currently evaluating the impact, if any, of SFAS 160.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

Three month period ended August 31, 2006 compared to three month periods ended August 31, 2005, 2004, 2003, 2002 and 2001 continued

The Company’s principal sources of cash are from equity financing, related party loans and joint venture funding agreements and common stock issued for services. The Company anticipates that our primary uses of cash will need to be supplemented in order to meet the demands upon its current operations and research and development, and the need for additional funds to finance development and commercialization of projects built around the Registrant’s technologies. Those demands for cash are a) continued research and development expense for technologies such as HGP, HESS and EMP as well as technology extensions of the Company’s EMP and metallurgical extraction sciences for commercialization, b) expenses associated with the exploration and gold ore mining activities of the Etruscan Haber joint venture, c) scale-up of a U.S. production plant for gold ore and ewaste recovery and d) fixed costs such as office rent, salaries, utility expenses and professional fees.  The Company has entered into several licensing and joint venture agreements with, primarily, Etruscan Resources Inc. and Gold City, Inc.  The Company is selectively pursuing strategic business relationships currently. These companies are generally in the mining and exploration industry which is highly speculative.  These business relationships could further dilute equity interests in the Company and result in additional operating losses and expenses that could have a material adverse effect on our financial position, results of operations and liquidity.  There can be no assurance that the joint venture funding arrangements already entered into or those entered in the future will result in the anticipated funding that the Company needs. The Company will continue to seek additional funding through equity financing, sales of state R&D tax credits, joint venture funding agreements and through loans from stockholders and related parties. There is no assurance that the Company will be able to sustain its financial needs through these planned ventures.

The following table presents changes in cash flow data for the periods indicated.

	Three month period ended August 31,
CASH FLOW DATA:	2006	2005	2004	2003	2002	2001

Net cash used in operating activities	$(22,229)	$(8,544)	$(74,566)	$(88,538)	$(59,458)	$(25,896)
Net cash provided by (used in) investing activities	–	(68,400)	–	(21,058)	10,969	(467)
Net cash provided by financing activities	12,077	36,299	40,924	5,172	62,251	17,000

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Three month period ended August 31, 2006 compared to three month periods ended August 31, 2005, 2004, 2003, 2002 and 2001 continued

The primary reasons for the changes in cash provided by (used in) operating activities were as follows:
Three months ended August 31,	Increase (decrease)	Primary reason for change
2006	$(13,685)	A higher net loss of $(68,411) and a decrease in current liabilities of $(288,066) was partially offset by an increase from stock issued for services of $379,789
2005	66,022
A decrease in stock issued for services of $(284,260) and a higher net loss of $(76,280) was partially offset by  an increase in current liabilities of $225,283, an decrease in current assets of $195,882 and shared based compensation of $4,421

2004	13,972
Increase is due to a lower net loss of $50,315 and higher depreciation of $3,785 and higher stock issued for services of $143,979, an increase in current liabilities of $3,726 was partially offset by an increase in current assets of $(183,903)

2003	(29,080)	Decrease primarily driven by a higher net loss of $(71,927) and a decrease in current liabilities of $(96,810) was partially offset by an increase in stock issued for services of $140,281
2002	(33,562)	Decrease caused by a higher net loss of $(54,682) and a decrease in warrants issued for services of $(26,250) was partially offset by an increase in current liabilities of 47,492

The primary reasons for the changes in cash provided by (used in) investing activities were as follows:
Three months ended August 31,	Increase (decrease)	Primary reason for change
2006	$68,400
Change is due to an increase in other assets of $20,000 in the prior year primarily caused by the Company’s deposit on a fixed asset an investment in Gold City stock of $45,000 and purchases of fixed assets of $3,400 both in the prior year

2005	(68,400)	Due to increase in investment in the Gold City stock of $(45,000), an increase in other assets caused by the Company’s deposit on a fixed asset of $(20,000) and purchase of fixed assets of $(3,400)
2004	21,058	Increase reflects the purchase of fixed assets
2003	(32,027)	Caused by the net effect of the purchase of fixed assets of $(20,006) and a decrease in other assets of $(12,021)
2002	11,436	Change due to an increase in other assets of $12,488 partially offset by purchases of fixed assets of $(1,052)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Three month period ended August 31, 2006 compared to three month periods ended August 31, 2005, 2004, 2003, 2002 and 2001 continued

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Three months ended August 31,	Increase (decrease)	Primary reason for change
2006	$(24,222)
Due to higher repayments to related parties of $(90,000), a decrease in proceeds from the Gold City joint venture of $(35,284) and conversion of warrants to common stock of $(5,771) was partially offset by common stock issued for the payment of loan and interest of $105,333

2005	(4,625)
Primarily caused by a decrease in conversion of warrants to common stock of $(17,478), payments of capital lease obligations of $(3,656), which was partially offset by an increase in proceeds from the Gold City joint venture of $7,081 and a decrease of $9,428 of repayments to related parties

2004	35,752
Primarily reflects increase in proceeds from the Gold City joint venture of $26,203 and an increase of $18,977 for conversion of warrants partially offset by higher repayments of $(9,428) to related parties

2003	(57,079)	Decrease caused an increase of $(37,079) in conversion of warrants to common stock and a decrease in proceeds from issuance of common stock of $(20,000)
2002	45,251
Caused by an increase in proceeds from the issuance of stock of $13,000, an increase of $42,251 from conversion of warrants to common stock which was partially offset by a $(10,000) decrease in advances from related parties

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Six month period ended November 30, 2006 compared to six month periods ended November 30, 2005, 2004, 2003, 2002 and 2001

The Company’s principal sources of cash are from equity financing, related party loans and joint venture funding agreements and common stock issued for services. The Company anticipates that our primary uses of cash will need to be supplemented in order to meet the demands upon its current operations and research and development, and the need for additional funds to finance development and commercialization of projects built around the Registrant’s technologies. Those demands for cash are  a) continued research and development expense for technologies such as HGP, HESS and EMP as well as technology extensions of the Company’s EMP and metallurgical extraction sciences for commercialization, b) expenses associated with the exploration and gold ore mining activities of the Etruscan Haber joint venture, c) scale-up of a U.S. production plant for gold ore and ewaste recovery and d) fixed costs such as office rent, salaries, utility expenses and professional fees.  The Company has entered into several licensing and joint venture agreements with, primarily, Etruscan Resources Inc. and Gold City, Inc.  The Company is selectively pursuing strategic business relationships currently. These companies are generally in the mining and exploration industry which is highly speculative.  These business relationships could further dilute equity interests in the Company and result in additional operating losses and expenses that could have a material adverse effect on our financial position, results of operations and liquidity.  There can be no assurance that the joint venture funding arrangements already entered into or those entered in the future will result in the anticipated funding that the Company needs. The Company will continue to seek additional funding through equity financing, joint venture funding agreements and through loans from stockholders and related parties. There is no assurance that the Company will be able to sustain its financial needs through these planned ventures.

The following table presents cash flow data for the periods indicated.

	Six month period ended November 30,
CASH FLOW DATA:	2006	2005	2004	2003	2002

Net cash provided by (used in)operating activities	$62,555	$(230,959)	$(123,227)	$(156,845)	$5,914
Net cash provided by (used in) investing activities	(361,145)	(401,400)	–	(91,771)	8,841
Net cash provided by financing activities	500,920	612,643	104,326	49,501	162,251

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Six month period ended November 30, 2006 compared to six month periods ended November 30, 2005, 2004, 2003, 2002 and 2001 continued

The primary reasons for the changes in cash provided by (used in) operating activities were as follows:

Six months ended November 30,	Increase (decrease)	Primary reason for change
2006	$293,514
An increase in stock issued for services of $401,408 and an increase in current liabilities of $92,009, and a decrease in Gold City joint venture minority interest loss of $62,743 were partially offset by  a higher net loss of $(221,082) and an decrease in current assets of $(46,284)

2005	(107,732)
A decrease from stock issued for services of $(262,009) and a higher net loss of $(58,423) was partially offset by an increase in current liabilities of 128,684 a decrease in current assets of  $121,959, an increase in the Gold City joint venture minority interest loss of $50,863 and share-based compensation of $8,842

2004	33,618
Increase is due to a lower net loss of $73,416 and higher depreciation of $7,571 and an increase in stock issued for services of $127,596 was partially offset by an increase in current assets of $(124,503), a decrease in current liabilities of $(39,932) and an increase in the Gold City joint venture minority interest loss of $10,830

2003	(162,759)
Decrease primarily driven by a higher net loss of $(240,835) caused by higher G&A and higher R&D in the current year and a decrease in current liabilities of $(96,683) was partially offset by  an increase in stock issued for services of $173,614

2002	57,909	Increase caused by a lower net loss of $94,098 and an increase in current liabilities of $164,265 was mostly offset by a decrease in stock issued for services of $(202,938)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Six month period ended November 30, 2006 compared to six month periods ended November 30, 2005, 2004, 2003, 2002 and 2002 continued

The primary reasons for the changes in cash provided by (used in) investing activities were as follows:

Six months ended November 30,	Increase (decrease)	Primary reason for change
2006	$40,255
Change is due to an decrease in other assets of $686,000 primarily caused by the Company’s acquisition of mineral rights of $333,000 in the prior year and subsequently exchanged for the equity investment in the Etruscan joint venture this year of $(659,771) as well as offsets from purchases of fixed assets of $(30,974) and a decrease in investment in Gold City stock of $(45,000)

2005	(401,400)
Due to increase in other assets of $(353,000), primarily caused by the Company’s investment in mineral rights of $333,000, and an investment in the Gold City stock of $(45,000) and purchases of fixed assets of $(3,400)

2004	91,771	Increase reflects the purchase of fixed assets
2003	(100,612)	Caused by the net effect of the purchase of fixed assets of $(88,592) and a decrease in other assets of $(12,020)
2002	5,096	Change due to an increase in fixed asset of $(3,179) and a increase in other assets of 8,275

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Six month period ended November 30, 2006 compared to six month periods ended November 30, 2005, 2004, 2003, 2002 and 2001

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:
Six months ended November 30,	Increase (decrease)	Primary reason for change
2006	$(111,723)
Change is due to a decrease in the proceeds from the Gold City joint venture of $(418,284) compared to the prior year, a decrease in advances from parties of $(100,000), an increase in repayments to related parties of $(43,912) and purchase of fixed assets of $(5,771) which was mostly offset by higher proceeds from issuance of stock of $350,911 and common stock issued for the payment of loan and interest of $105,333

2005	508,317
Primarily caused by an increase in proceeds from the Gold City joint venture of $339,081, $100,000 of advances received from related parties and higher proceeds from issuance of stock of $101,999 which was partially offset by lower conversion of warrants to common stock of $(28,538)

2004	54,825
Primarily reflects increase in proceeds from the Gold City joint venture of $72,203 a decrease of $28,392 in payment of capital lease obligations and an increase of $24,371 for conversion of warrants, which was partially offset by a decrease of $(70,713) in capital lease obligations

2003	(112,750)
Proceeds from issuance of common stock decreased by $(120,000) payment of capital lease obligations increased by $32,050 and a $(31,413) decrease in conversion of warrants to common stock which was partially offset by a $70,713 increase in capital lease obligations

2002	123,251
Caused by an increase in proceeds from the issuance of stock of $110,000, an increase of $42,251 from conversion of warrants to common stock which was partially offset by a $(29,000) decrease in advances from related parties

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Nine month period ended February 28, 2007 compared to nine month periods ended February 28, 2006  and 2005, February 29, 2004, February 28, 2003, 2002 and 2001

The Company’s principal sources of cash are from equity financing, related party loans and joint venture funding agreements and common stock issued for services. The Company anticipates that our primary uses of cash will need to be supplemented in order to meet the demands upon its current operations and research and development, and the need for additional funds to finance development and commercialization of projects built around the Registrant’s technologies. Those demands for cash are a) continued research and development expense for technologies such as HGP, HESS and EMP as well as technology extensions of the Company’s EMP and metallurgical extraction sciences for commercialization, b) expenses associated with the exploration and gold ore mining activities of the Etruscan Haber joint venture, c) scale-up of a U.S. production plant for gold ore and ewaste recovery and d) fixed costs such as office rent, salaries, utility expenses and professional fees.  The Company has entered into several licensing and joint venture agreements with, primarily, Etruscan Resources Inc. and Gold City, Inc.  The Company is selectively pursuing strategic business relationships currently. These companies are generally in the mining and exploration industry which is highly speculative.  These business relationships could further dilute equity interests in the Company and result in additional operating losses and expenses that could have a material adverse effect on our financial position, results of operations and liquidity.  There can be no assurance that the joint venture funding arrangements already entered into or those entered in the future will result in the anticipated funding that the Company needs. The Company will continue to seek additional funding through equity financing, joint venture funding agreements and through loans from stockholders and related parties. There is no assurance that the Company will be able to sustain its financial needs through these planned ventures.

The following table presents changes in cash flow data for the periods indicated.

	Nine month period ended February 28/29,
CASH FLOW DATA:	2007	2006	2005	2004	2003

Net cash used in operating activities	$(136,137)	$(362,618)	$(99,730)	$(255,339)	$(56,123)
Net cash provided by (used in) investing activities	(382,508)	(401,400)	–	(91,771)	8,842
Net cash provided by financing activities	499,264	718,987	130,117	124,841	166,680

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Nine month period ended February 28, 2007 compared to nine month periods ended February 28, 2006 and 2005, February 29, 2004, February 28, 2003 and 2002 continued

The primary reasons for the changes in cash provided by (used in) operating activities were as follows:
Nine months ended February 28/29,	Increase (decrease)	Primary reason for change
2007	$226,481
An increase from stock issued for services of $401,408, an increase in current liabilities of $124,655, a decrease in the Gold City joint venture minority interest loss of $62,743 and increased depreciation of $6,104 and share-based compensation of $6,571 was partially offset by a higher net loss of $(337,129) and an increase in current assets of $(37,871)

2006	(262,888)
A decrease in stock issued for services of $(262,009) and a higher net loss of $(62,042) was partially offset by an increase in current liabilities of $44,774, a decrease in current assets of $54,381, shared based compensation of 13,263 and an increase in Gold City joint venture minority interest loss of $46,437

2005	155,609
Increase is due to a lower net loss of $110,542, higher depreciation of $11,938, a decrease in current assets of $53,717 and an increase in current liabilities of $188,135 which was partially offset by lower stock issued for services of $(193,468) and an increase in Gold City joint venture minority interest loss of $15,255

2004	(311,462)
Decrease primarily driven by a higher net loss of $(483,643) caused by higher G&A and higher R&D in the current year a decrease in current liabilities of $(195,894) and an increase in current assets of $(107,861) partially offset by  an increase in stock issued for services of 471,598 and an increase in depreciation of $4,338

2003	130,597	Increase caused by a lower net loss of $120,159 and an increase in liabilities of $191,468 was mostly offset by a lower amount of stock issued for services of $(179,558)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Nine month period ended February 28, 2007 compared to nine month periods ended February 28, 2006 and 2005, February 29, 2004, February 28, 2003 and 2002 continued

The primary reasons for the changes in cash provided by (used in) investing activities were as follows:
Nine months ended February 28/29,	Increase (decrease)	Primary reason for change
2007	$18,892
Change is due to an decrease in other assets of $686,000 primarily caused by the Company’s acquisition of mineral rights of $333,000 in the prior year and subsequently exchanged for the equity investment in the Etruscan joint venture this year of $(659,771) as well as a decrease in investment in Gold City stock of $45,000 as compared with the prior year and purchases of fixed assets of $(52,337)

2006	(401,400)
Due to increase in other assets of $(353,000), primarily caused by the Company’s investment in mineral rights of $333,000, and an investment in the Gold City stock of $(45,000) and purchases of fixed assets of $(3,400)

2005	91,771	Increase reflects the purchase of fixed assets
2004	(100,613)	Caused by the net effect of the purchase of fixed assets of $(88,592) and a decrease in other assets in the prior year of $(12,021)
2003	347	Change due to an increase in fixed asset of $(3,179) which was offset by decrease in other assets of $3,526

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

Liquidity and Capital Resources continued

Nine month period ended February 28, 2007 compared to nine month periods ended February 28, 2006 and 2005, February 29, 2004, February 28, 2003 and 2002 continued

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Nine months ended February 28/29,	Increase (decrease)	Primary reason for change
2007	$(219,723)
Due to a decrease in the proceeds from the Gold City joint venture of $(418,284) compared to the prior year, a decrease in advances from parties of $(200,000), conversion of warrants to common stock of $(5,771) and repayments to related parties of $(43,912) which was partially offset by higher proceeds from issuance of stock of $342,911 and common stock issued for the payment of loan and interest of $105,333

2006	588,870
Primarily caused by an increase in the proceeds from the Gold City joint venture of $309,581, $200,000 of advances received from related parties, an increase in proceeds from issuance of common stock of $111,999 and an increase of $5,000 for purchase of treasury shares when compared to the prior year which was partially offset by and lower conversion of warrants to common stock of $(37,138)

2005	5,276
Primarily reflects increase in proceeds from the Gold City joint venture of $101,703, a decrease of $28,572 in repayments to related parties and a decrease of $21,083 in payment of capital lease obligations which was partially offset by decreases of $(70,713) for capital lease obligations, $(48,369) for conversion of warrants, $(24,000) for payment of loan and interest and purchase of treasury shares of $(5,000)

2004	(41,839)
Change due to proceeds from issuance of common stock which decreased by $(125,000), payment of capital lease obligations increased $(32,050) and repayments to related parties of $(30,000) which were partially offset by $70,713 for capital expenditures, $50,498 increase in conversion of warrants to common stock and $24,000 of stock issued for the payment of loan and interest

2003	105,180
Caused by an increase in proceeds from the issuance of stock of $111,080, an increase of $41,680 from conversion of warrants to common stock which was partially offset by a $(47,580) decrease in advances from related parties

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not engage in, nor does it have any derivative financial instruments or derivative commodity instruments. Other financial instruments that the Company owns, or is liable for, includes only immaterial other assets, accrued payables, and non-interest-bearing receivables and payables between the Company and related parties (described elsewhere). None of these instruments are at risk for, or bear any exposure to any category of relevant market risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE FINANCIAL MATTERS

In August 2002, the Company replaced its former independent auditor, Gerald Brignola, CPA, P.A. and hired Staples, Larkin & Associates, LLP, Certified Public Accountants

In February 2005, the Company replaced Staples, Larkin & Associates, LLP, Certified Public Accountants with Sullivan Bille PC and they currently serve as Haber’s registered independent accountants.

In fiscal 2002, 2001 and 2000 the reports of the independent auditor on the Company's financial statements each included an explanatory paragraph regarding the uncertainty as to whether or not Haber, Inc. would be able to continue as a going concern. There were no other modifications to the independent auditors' reports for the fiscal years ended May 31, 2002, 2001 and 2000, respectively.

The Company's independent auditors for the fiscal year ended May 31, 2007, have also modified their report on the Haber, Inc. financial statement to include an explanatory going concern paragraph.

The Company had no disagreements with the former independent auditors on any matter of accounting principles or practices, financial disclosures, or auditing scopes or procedures.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures as of May 31, 2007, 2006, 2005, 2004 and 2003 have been designed and are functioning effectively with this comprehensive five year filing to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in a reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of the Company are being made in accordance with management and board of director authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because we are a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires, among other things, public companies to have and maintain effective disclosure controls and procedures to ensure timely disclosure of material information and have management review the effectiveness of those controls on a quarterly basis. It also requires public companies to have and maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements and have management review the effectiveness of those controls on an annual basis. Our ability to comply with these requirements including the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) has not yet been assessed, and therefore our controls and procedures likely will be less elaborate than would be the case if we represented that we are in compliance. In addition, the Sarbanes-Oxley Act of 2002 requires that publicly-held companies comply with certain corporate governance standards, including standards relating to the independence of a company's board of directors. We are subject to these requirements and do not maintain governance arrangements that would be compliant with the prescribed standards but intend to do so for future periods.

As a non-accelerated filer, the Company is not required to have an independent auditor attest to the effectiveness of such internal controls as of May 31, 2007.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company and their ages and positions.

Name	Age	Position
Albert B. Conti	69	Chairman, Chief Executive Officer and Director
Peter R. D’Angelo	68	Executive Vice President, Chief Financial Officer, Secretary and Director
Norman Haber[1]	Deceased	Chairman, Chief Executive Officer and Director
Peter Tobia	62	Director

Albert B. Conti, Chairman, Chief Executive Officer and Director

Mr. Conti has been with Haber over 4 years.  In 2003 he became President and Chief Operating Officer and served in that capacity until he succeeded Mr. Haber upon his death on September 23, 2007.  Mr. Conti is an attorney, engineer, inventor and former Polaroid executive. He has been a member of the Massachusetts and Federal Bars for over 30 years, specializing in business law and reorganizations. During his career at Polaroid, he worked as a project director in the departments of design, sales and marketing, and he also played a role in the process of evaluating other companies for Polaroid acquisition. He has personally owned, operated and turned around numerous client companies. Mr. Conti holds a Bachelor's in Mechanical Engineering from Northeastern University, a Master's in Business Administration from George Washington University and a Juris Doctor from Suffolk University.

Peter R. D’Angelo, Executive Vice President, Chief Financial Officer, Secretary and Director

Mr. D’Angelo has been Executive Vice President, Chief Financial Officer and Secretary of Haber since 2003.  Mr. D'Angelo during his 37 years with Raytheon, held various senior control and financial positions, including CFO, Company Controller, Controller for the Missile Systems Division, Director of Management and Operations for the Patriot Air Defense Program, and the business manager for Air Defense Programs in the United States, Europe, the Middle East and the Far East. In 1997, Peter was recognized by Global Finance magazine as one of the top 10 international finance executives. Mr. D’Angelo earned a Bachelor's in Business Administration from Boston College and a Master's in Business Administration from Babson College.

 1 Deceased September 23, 2007

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT continued

Directors and Executive Officers continued

Norman Haber, Chairman and Chief Executive Officer and Director

Mr. Haber was the founder of the Company and had been its Chairman, President and Chief Executive Officer since the Company's inception until his death on September 23, 2007.  He was the Company's principal scientist. Mr. Haber was the inventor of the EMP technology and co-developer of the Haber Gold Process. His work on EMP has appeared in the Proceedings of the National Academy of Sciences.  Mr. Haber held a B.S. degree in chemistry and an M.A. in physiology and biological sciences from the New York City University System.

Peter Tobia, Director

Mr. Tobia, is a licensed Professional Engineer. He has made a career of working with new, innovative and disruptive technologies including medical electronics, the Geodesic dome and portable x-ray fluoroscopy. He has worked with other noted inventor scientists including Buckminster Fuller to assist in implementing their innovations.  Mr. Tobia earned a Bachelor's degree in Civil Engineering from Rutgers University and holds a Professional Engineers license in the state of New Jersey.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT continued

Directors and Executive Officers continued

CORPORATE GOVERNANCE

Meetings of the Board of Directors

        The board of directors meets on a regular basis as is considered necessary.  During the fiscal years ended May 31, 2007, 2006, 2005, 2004 and 2003 the Board met 14, 11, 15, 19 and 13 times, respectively.

        Haber does not have standing committees established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 for an Audit Committee, Compensation Committee, Finance Committee or Corporate Governance and Nominating Committee.  The board of directors is currently comprised of Albert B. Conti, Peter R. D’Angelo and Peter Tobia. Peter Tobia is the only member of the board who is independent as defined by Reg S-K, T, Item 407(A)(1)(i).

 The board of directors is tasked with responsibilities similar to an audit committee.  The board of directors reviews our financial reporting process, system of internal controls, audit process, process for monitoring compliance with applicable law. The board of directors is also responsible for the engagement of, and evaluates the performance of, our independent accountants.

        The board of directors acts in the capacity of a compensation committee. The principal responsibilities of the board of directors in the area of compensation are to establish policies and periodically determine matters involving executive compensation, recommend changes in employee benefit programs, grant or recommend the grant of stock options and stock awards, administer the Directors' Share Plan and provide counsel regarding key personnel selection.

      The Registrant does not have a standing finance committee.  The board of directors acts in the capacity of a finance committee. The board of directors is authorized to identify and evaluate various opportunities and alternatives for financing our operations.

        The Registrant does not have a standing corporate governance and nominating committee.  The board of directors acts in the capacity of a corporate governance and nominating committee. The board of directors is responsible for selecting and evaluating prospective board of director nominees and reviewing all matters pertaining to fees and retainers paid to directors for service on the board of directors.  The board of directors is responsible for overseeing issues relating to our corporate governance policies, practices and procedures.

        The board of directors will receive, review and evaluate director candidates recommended by shareholders. Candidates proposed by shareholders will be evaluated by the board in the same manner as candidates who are not proposed by shareholders. While shareholders may propose director nominees at any time, we must receive the required notice (described below) on or before the date set forth in the prior year's annual proxy statement under the heading "Shareholder Proposals" in order to be considered by the Committee in connection with our next annual meeting of shareholders (typically held in June of each year).

        Shareholders wishing to recommend a director candidate to serve on the board may do so by providing advance written notice to the Chairman of the Board, which identifies the candidate and includes certain information regarding the nominating shareholder and the candidate.

        A nominee for director should be a person of integrity and be committed to devoting the time and attention necessary to fulfill his or her duties to Haber. The Board of Directors will evaluate the independence of directors and potential directors, as well as his or her business experience, or specialized skills or experience. Diversity of background and experience, including diversity of race, ethnicity, international background, gender and age, are also important factors in evaluating candidates for board membership. The Committee will also consider issues involving possible conflicts of interest of directors or potential directors.

Communication with Security Holders

        We have established a process for security holders to communicate with the board of directors. Security holders wishing to communicate with the board of directors of Haber should send an email, write or telephone Peter R. D’Angelo, Chief Financial Officer, Executive Vice President and Secretary, at:

Peter R. D’Angelo
Haber, Inc.
58 Medford Street
 Arlington, MA 02474
Telephone: (781) 643-2727
Facsimile: (781) 643-6164
pdangelo@haber.com

        All such communication must state the type and amount of Company securities held by the security holder and must clearly state that the communication is intended to be shared with the board of directors, or if applicable, with a specific committee of the board. Mr. D’Angelo will forward all such communication to the members of the board.

Director Attendance at the Annual Meeting

        All members of the board of directors are required to attend the annual meeting of shareholders.

Code of Ethics

Haber, Inc. has not adopted a written code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller or those performing similar functions. The Company has not adopted a written code of business conduct which applies to all directors and employees.   The Company has drafted a Code of Ethics and Business Conduct as well as a Code Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers.  The Company expects to finalize these documents and adopt them during fiscal 2008.

Director Compensation

        Our directors are compensated for services rendered.  Our compensation program consists of two principal components: common shares in lieu of cash payments and common stock warrants also in lieu of cash payments.  We also reimburse our directors for all reasonable out-of-pocket costs incurred by them in connection with their services to us.

The table below sets forth all compensation awarded to our directors during the fiscal years ended May 31, 2007, 2006, 2005, 2004 and 2003.

Name and Principal position	Fiscal year ended May 31,	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings($)	All Other Compen- sation ($)		Total ($)
Norman Haber	2007	$–	$41,250	$–	$–	$–	$–	1	$41,250
Chief Executive Officer	2006	–	–	–		–	–		–
	2005	–	–	–		–	–		–
	2004	–	–	–		–	–		–
	2003	–	–	–		–	–		–

Albert B. Conti	2007	$–	$16,500	$–	$–	$–	$–	2	$16,500
Chief Operating Officer	2006	–	22,500	–	–	–	–	3	22,500
	2005	–	–	–	–	–	–		–
	2004	–	–	–	–	–	–		–
	2003	–	–	–	–	–	–		–

Peter R, D’Angelo	2007	$–	$16,500	$–	$–	$–	$–	2	$16,500
Chief Financial Officer	2006	–	22,500	–	–	–	–	3	22,500
	2005	–	–	–	–	–	–		–
	2004	–	–	–	–	–	–		–
	2003	–	–	–	–	–	–		–

Peter Tobia	2007	$–	$16,500	–	$–	$–	$–	2	$16,500
Director	2006	–	22,500	–	–	–	–	3	22,500
	2005	–	–	–	–	–	–		–
	2004	–	–	–	–	–	–		–
	2003	–	–	–	–	–	–		–

1           375,000 shares were issued during fiscal 2007 at an average fair market price per share of $0.11.
2           150,000 shares were issued during fiscal 2007 at an average fair market price per share of $0.11.
3           225,000 shares were issued during fiscal 2007 at an average fair market price per share of $0.10

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our compensation program is designed to attract and retain top quality executive talent, to tie annual and long-term cash and equity incentive compensation to the achievement of measurable Company and individual performance objectives, and to align compensation incentives available to our executives with the goal of creating shareholder value.

Our board of directors has responsibility for approving the compensation arrangements for our executives.  We do not have a standing compensation committee so our board acts in the capacity of a compensation committee. The principal responsibilities of the board of directors in the area of compensation are to establish policies and periodically determine matters involving executive compensation, recommend changes in employee benefit programs, grant or recommend the grant of stock options and stock awards under our individual compensation agreements with employees and provide counsel regarding key personnel selection.

Objectives of our compensation program

The compensation program for our executives is designed to attract, retain and reward talented executives who can contribute to our long-term success and thereby build value for our shareholders.  The program is organized around the following fundamental principles:

A substantial portion of executive compensation should be in the form of equity awards.  Because of our development stage phase most of our compensation is paid in the form of equity.  For 2007 all compensation to our named executives was in the form of equity awards (either warrants for common stock or restricted stock based on the FAS 123R grant date fair value).

A substantial portion of executive compensation should be performance based.  Our compensation program is designed to reward superior performance and deliver correspondingly lower compensation for weak performance  It accomplishes this in a number of ways.  In terms of cash compensation, target awards for our executives are set at 150%.  The reason that our target award is so high is because our base salaries for executives are lower than  other corporations and our competitors.  Whether and to what extent bonuses are paid depends on the extent to which the company-wide and individual goals set by the board of directors are attained.

Our compensation program should enable us to compete for first-class executive talent.  Shareholders are best served when we can attract and retain talented executives with compensation packages that are competitive with industry standards.  Because of recent prices in metals prices, numerous new mining and exploration projects are in development throughout the world and this has resulted in intense competition for the services of talented executives who understand the metals markets and mining and exploration industries.  To ensure that we are able to attract talented executives, the board of directors seeks to create a compensation package for executives that delivers total compensation that is at least equal the median of the total compensation delivered by competing companies with which we compete for executive talent.  To determine  the appropriate  target level of compensation for 2007, the board of directors reviewed the compensation of competing companies, which includes both development and operating companies.

Components of our Compensation Program

Base Salary.  We establish base salaries for our executives based on the scope of their responsibilities, and take into account competitive market compensation paid by companies with which we compete for similar positions.  We believe that executive base salaries should be targeted to be consistent the salaries for executives in similar positions and with similar responsibilities at comparable companies in order to best attract, retain and equitably reward our executives.  Our executive salaries for the fiscal years ended May 31, 2007 through 2003 are shown below in the Summary Compensation Table.

We review base salaries annually, and adjust base salaries from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Our Board of Directors determines the salary for our Chief Executive Officer, and, after consideration of the Chief Executive Officer’s recommendations, for each officer below the Chief Executive Officer level.

Annual Cash Bonus.   Our executives participate in Bonus Plan as provide in their compensation contracts which provides annual cash awards to our executives based on the performance of the officer and the company as compared to performance standards established by the Board of Directors. The target value of each award is determined by the Board of Directors.

Executive Compensation and Other Information

        The following table sets forth certain information for the years indicated with respect to the compensation of those individuals who served as our executive officers during 2007, 2006, 2005, 2004 and 2003. As of May 31, 2007, we had three executive officers, a Chairman and Chief Executive Officer, a President and Chief Operating Officer and a Chief Financial Officer, Executive Vice President and Secretary.

Summary Compensation Table

	Fiscal year ended May 31,
Name and Principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compen-sation ($) (1)	All Other Compen-sation	Total
Norman Haber	2007	$–		$–		$–	$35,325	2	$–	$–	$35,325
Chief Executive Officer	2006	–		–		–	407,708	1	–	–	407,708
	2005	–		–		–	–		–	–	–
	2004	–		–		–	–		–	–	–
	2003	–		–		–	–		–	–	–

Albert B. Conti	2007	$95,000	3	–	5	$–	$0	7	$–	$–	$–
Chief Operating Officer	2006	95,000	4	–	6	–	24,346	8	–	–
	2005	–		–		–	90,025	9	–	–	90,025
	2004	–		–		–	–		–	–	–
	2003	–		–		–	–		–	–	–

Peter R, D’Angelo	2007	$70,000	10	–	12	$–	$0	14	$–	$–	$–
Chief Financial Officer	2006	70,000	11	–	13	–	11,299	15	–	–
	2005	–		–		–	45,013	16	–	–	45,013
	2004	–		–		–	–		–	–	–
	2003	–		–		–	–		–	–	–

1
Mr. Haber has not received a salary during the years presented.  On June 20, 2005 Mr. Haber was granted warrants to purchase 10 million shares of common stock in recognition of his past accomplishments for the company (and in lieu of any past compensation), exercisable at $0.10 per share expiring on June 20, 2010. As noted elsewhere, Norman Haber deceased on Saturday, September 22 and Albert Conti succeeded Mr. Haber as chairman and CEO. The ownership rights of these options have reverted to his heirs.

2
Additionally on June 20, 2005, incentive warrants to purchase 5 million shares of common stock were granted to Mr. Haber, exercisable only on the condition that the closing price of common stock equals or exceeds $0.50 per share for a period of 30 consecutive trading days anytime before June 20, 2010.  Mr. Haber will receive incentive warrants to purchase an additional 5 million shares of common stock that are exercisable for each additional $0.50 increase in the closing price of common stock when that increase is maintained for 30 consecutive trading days anytime before June 20, 2010, up to an aggregate maximum of incentive warrants to purchase 20 million shares of common stock.  All warrants will consist of restricted shares of common stock, shall have an exercise price of $0.10 per share, and will expire on June 20, 2010.  These were voted on and ratified at a Special Shareholder Meeting in April 2006. As noted elsewhere, Norman Haber deceased on Saturday, September 22 and Albert Conti succeeded Mr. Haber as chairman and CEO. The ownership rights of these options have reverted to his heirs.

3
Mr. Conti’s base salary is $95,000 per year currently payable in restricted stock as determined by the board of directors.  At any time the proportion of cash and common stock shall be determined by the board of directors at its discretion.  On June 15, 2007, Mr. Conti received 939,496 common shares with an average fair value per share of $0.101 per share.

4
Mr. Conti’s base salary is $95,000 per year currently payable in restricted stock as determined by the board of directors.  At any time the proportion of cash and common stock shall be determined by the board of directors at its discretion.  On June 8, 2006, Mr. Conti received 752,576 common shares with an average fair value per share of $0.126 per share.

5
Mr. Conti’s target annual bonus is 150% of base salary.  The bonus is payable in the form of additional cash, stock options or both.  Bonuses are provided at the discretion of the board of directors. No Bonus has been earned, awarded, or paid for these fiscal periods.

6
Mr. Conti’s target annual bonus is 150% of base salary.  The bonus is payable in the form of additional cash, stock options or both.  Bonuses are provided at the discretion of the board of directors. No Bonus has been earned, awarded, or paid for these fiscal periods.

7
On June 7, 2007 Mr. Conti was granted incentive warrants to purchase 2 million shares of common stock, exercisable only on the condition that the closing price of common stock closes above $1.10 per share but is below $2.10 per share for a period of 30 consecutive trading days any time before May 31, 2010.  Mr. Conti will receive incentive warrants to purchase an additional 2 million shares of common stock that are exercisable if the common stock closes above $2.10 per share and is maintained for 30 consecutive trading days any time before May 31, 2010, up to an aggregate maximum of incentive warrants to purchase 4 million shares of common stock.  All warrants will consist of restricted shares of common stock, shall have an exercise price of $0.16 per share, and will expire on May 31, 2010.

8
On June 20, 2005 Mr. Conti was granted warrants to purchase 3 million shares of common stock in lieu of a salary during the first two years which commenced on June 1, 2003.  The warrants are exercisable at $0.145 per share and expire on May 31, 2010.

9
Additionally on June 20, 2005, incentive warrants to purchase 1.75 million shares of common stock were granted to Mr. Conti, exercisable only on the condition that the closing price of common stock closes above $1.00 per share but is below $2.00 per share for a period of 30 consecutive trading days any time before May 31, 2007.  Mr. Conti will receive incentive warrants to purchase an additional 1.75 million shares of common stock that are exercisable if the common stock closes above $2.00 per share and is maintained for 30 consecutive trading days any time before May 31, 2007, up to an aggregate maximum of incentive warrants to purchase 3.5 million shares of common stock.  All warrants will consist of restricted shares of common stock, shall have an exercise price of $0.145 per share, and will expire on May 31, 2007.   The 3.5 million incentive warrants expired on May 31, 2007 as the common stock did not reach the predetermined closing price targets.

10
Mr. D’Angelo’s base salary is $70,000 per year currently payable in restricted stock as determined by the board of directors.  At any time the proportion of cash and common stock shall be determined by the board of directors at its discretion.  On June 15, 2007, Mr. D’Angelo received 692,260 common shares with an average fair value per share of $0.101 per share.

11
Mr. D’Angelo’s base salary is $70,000 per year currently payable in restricted stock as determined by the board of directors.  At any time the proportion of cash and common stock shall be determined by the board of directors at its discretion.  On June 8, 2006, Mr. D’Angelo received 554,530 common shares with an average fair value per share of $0.126 per share.

12
Mr. D’Angelo’s target annual bonus is 150% of base salary.  The bonus is payable in the form of additional cash, stock options or both.  Bonuses are provided at the discretion of the board of directors.  No Bonus has been earned, awarded, or paid for these fiscal periods.

13
Mr. D’Angelo’s target annual bonus is 150% of base salary.  The bonus is payable in the form of additional cash, stock options or both.  Bonuses are provided at the discretion of the board of directors.  No Bonus has been earned, awarded, or paid for these fiscal periods.

14
On June 7, 2007 Mr. D’Angelo was granted incentive warrants to purchase 1.1 million shares of common stock, exercisable only on the condition that the closing price of common stock closes above $1.10 per share but is below $2.10 per share for a period of 30 consecutive trading days any time before May 31, 2010.  Mr. D’Angelo will receive incentive warrants to purchase an additional 1.1 million shares of common stock that are exercisable if the common stock closes above $2.10 per share and is maintained for 30 consecutive trading days any time before May 31, 2010, up to an aggregate maximum of incentive warrants to purchase 2 million shares of common stock.  All warrants will consist of restricted shares of common stock, shall have an exercise price of $0.16 per share, and will expire on May 31, 2010.

15
On June 20, 2005 Mr. D’Angelo was granted warrants to purchase 1.5 million shares of common stock in lieu of a salary during the first two years of employment which commenced on June 1, 2003.  The warrants are exercisable at $0.145 per share and expire on June 1, 2010.

16
Additionally on June 20, 2005, incentive warrants to purchase 1 million shares of common stock were granted to Mr. D’Angelo, exercisable only on the condition that the closing price of common stock closes above $1.00 per share but is below $2.00 per share for a period of 30 consecutive trading days any time before May 31, 2007.  Mr. D’Angelo will receive incentive warrants to purchase an additional 1 million shares of common stock that are exercisable if the common stock closes above $2.00 per share and is maintained for 30 consecutive trading days any time before May 31, 2007, up to an aggregate maximum of incentive warrants to purchase 2 million shares of common stock.  All warrants will consist of restricted shares of common stock, and shall have an exercise price of $0.145 per share, and will expire on May 31, 2007.   The 2 million incentive warrants expired on May 31, 2007 as the common stock did not reach the predetermined closing price targets.

Share Option Grants

        The following table contains further information concerning the share option grants made to our executive officers during the fiscal years indicated.

        Amounts shown as potential realizable values are based on compounded annual rates of share price appreciation of five and ten percent over the 10-year term of the options, as mandated by rules of the Securities and Exchange Commission, and are not indicative of expected share price performance. Actual gains, if any, on share option exercises are dependent on future performance of the overall market conditions, as well as the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

Option Grants in Fiscal year ended May 31,

			Estimated Future Payouts under Non-Equity Incentive Plan Awards			All Other Stock Awards:	All Other Option Awards:
Name and Principal position	Fiscal year ended May 31,	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Market Value of Stock and Option Awards
Norman Haber	2007		–	–		–	–		$–	$–
Chief Executive Officer	2006	6/20/2005	–	–		–	20,000,000	1/4	0.100	37,325
	2005	6/20/2005	–	–		–	10,000,000	4	0.100	407,708
	2004		–	–		–	–			–
	2003		–	–		–	–		–	–

Albert B. Conti	2007	6/7/2007	–	–		–	4,000,000	2	$0.160	$–
Chief Operating Officer	2006	6/20/2005	–	–		–	3,500,000		0.145	24,346
	2005	6/20/2005	–	–		–	3,000,000		0.145	90,025
	2004		–	–		–	–		–	–
	2003		–	–			–		–	–

Peter R, D’Angelo	2007	6/7/2007	–	–		$–	2,200,000	3	$0.160	$–
Chief Financial Officer	2006	6/20/2005	–	–		–	2,000,000		0.145	11,299
	2005	6/20/2005	–	–		–	1,500,000		0.145	45,013
	2004		–	–		–	–		–	–
	2003		–	–		–	–		–	–

1           Options vest over four years as follows 8,328,000 in fiscal 2005, 3,378,000 in fiscal 2006, 3,734,000 in fiscal 2007 and 4,560,000 in fiscal 2008.
2           Options vest over four years as follows 1,142,800 in fiscal 2005, 410,000 in fiscal 2006, 1,878,400 in fiscal 2007 and 568,800 in fiscal 2008.
3           Options vest over four years as follows 628,540 in fiscal 2005, 225,500 in fiscal 2006, 1,033,120 in fiscal 2007 and 312,840 in fiscal 2008.
4           As noted previously, with Mr. Haber’s death on September 22, 2007, the ownership rights of these options have reverted to his heirs.

Outstanding Equity Awards at Fiscal Year End Table

        The following table sets forth information with respect to our executive officers concerning outstanding option awards and stock awards:

Option Grants in Fiscal year ended May 31,
	Option Awards						Stock Awards
Name and Principal position	Fiscal year ended May 31,	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock that have not vested (#)	Market Value of Shares or Units of Stock that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Norman Haber	2007	–	20,000,000	–	$0.100	6/20/2010	–	$ –	–	–
Chief Executive Officer	2007	10,000,000	–	–	0.100	6/20/2010	–	–	–	–
	2006	–	20,000,000	–	0.100	6/20/2010	–	–	–	–
	2006	10,000,000	–	–	0.100	6/20/2010	–	–	–	–
	2005	–	–	–	–	–	–	–	–	–
	2004	–	–	–	–	–	–	–	–	–
	2003	–	–	–	–	–	–	–	–	–

Albert B. Conti	2007	–	4,000,000	–	$0.160	5/31/2010	–	$ –	–	–
Chief Operating Officer	2007	–	3,500,000	–	0.145	5/31/2007	–	–	–	–
	2007	3,000,000	–	–	0.145	5/31/2010	–	–	–	–
	2006	–	3,500,000	–	0.145	5/31/2007	–	–	–	–
	2006	3,000,000	–	–	0.145	5/31/2010	–	–	–	–
	2005	3,000,000	–	–	0.145	5/31/2010	–	–	–	–
	2004	–	–	–	–	–	–	–	–	–
	2003	–	–	–	–	–	–	–	–	–

Peter R, D’Angelo	2007	–	2,200,000	–	$0.160	5/31/2010	–	$ –	–	–
Chief Financial Officer	2007	–	2,000,000	–	0.145	5/31/2007	–	–	–	–
	2007	1,500,000	–	–	0.145	5/31/2010	–	–	–	–
	2006	–	2,000,000	–	0.145	5/31/2007	–	–	–	–
	2006	1,500,000	–	–	0.145	5/31/2010	–	–	–	–
	2005	1,500,000	–	–	0.145	5/31/2010	–	–	–	–
	2004	–	–	–	–	–	–	–	–	–
	2003	–	–	–	–	–	–	–	–	–

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table includes information as of November 30, 2007, except as otherwise indicated, concerning the beneficial ownership of the common shares by:

• each person known by us to beneficially hold five percent or more of our outstanding ordinary shares,
• each of our directors,
• each of our executive officers, and
• all of our executive officers and directors as a group.

Haber has three executive officers, a Chairman and Chief Executive Officer, a President and Chief Operating Officer and an Executive Vice President, Chief Financial Officer and Secretary.  All information is taken from or based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to us. Except as otherwise noted, we believe that all of the persons and groups shown below have sole voting and investment power with respect to the ordinary shares indicated. As of February 8, 2008, 172,836,083 of our common shares were issued and outstanding.

Directors, Executive Officers and 5% Shareholders of our Company (1)

	Feb 08, 2008
	Number	%
Albert B. Conti (2)	25,243,629	14.6%
Peter R. D'Angelo (3)	21,621,691	12.5%
Norman Haber (4)	3,531,853	2.0%
Peter Tobia	2,190,397	1.3%
Directors and executive officers as a group	52,587,570	30.4%

(1)	The address of these persons unless otherwise noted, is c/o Haber, Inc., 58 Medford Street, Arlington, MA 02474
(2)
Albert B. Conti is beneficial owner of 13,241,060 shares including shares held by daughters Roseann and Lisa Conti, brother Paul Conti and Celltower Realty Trust beneficially owned by spouse Marie Conti along with daughters Roseann and Lisa

(3)
Peter R. D'Angelo is beneficial owner of 9,890,053 shares including share held by son Peter A. D'Angelo, daughter-in-law Rebecca D'Angelo, granddaughters Grace, Isabella and Monica D'Angelo and daughter Doreen Hatch and son-in-law Raymond Hatch III

(4)	Norman Haber is beneficial owner of 175,000 shares held by son, Marco Haber

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As incentives to retain management, the Company's officers may be offered the opportunity to participate in the equity of future ventures in which the Company may become involved.

The Company had no individual or series of similar transactions that exceeded $60,000.00 in the fiscal years ended May 31, 2007, 2006, 2005, 2004, 2003 and 2002, and are reportable pursuant to Regulation S-K, Item 404.

Two individual shareholders, Albert B. Conti, Chairman, CEO and Director; and Peter D’Angelo, EVP, CFO, Secretary and Director; beneficially own more than 5% of the Company’s common equity units. Their interests and the interests of their family members may not, in all cases, be aligned with the interests of other equity holders. So long as these related parties continues to indirectly own a significant amount of the Company’s equity, even if such amount is less than 50%, it will continue to be able to strongly influence or effectively control Company decisions.

The Company derives substantial funding for their exploration, mining and extraction recovery projects from our strategic relationships with the Etruscan Resources Inc. and Gold City, Inc.  The success of each of the Etruscan and Gold City projects depends on our ability to maintain our strategic relationships with these entities.  Our business could be negatively impacted not only as a result of the loss of funding attributable to these mining and extraction recovery projects, but also as a result of the impact that a deteriorating relationship with either of these two entities could have on our reputation generally and our relationships with other exploration, mining and extraction industry relationships.  Any failure to maintain these relationships could, therefore, result in a substantial impediment to the development of new business relationships to further commercial utilization of the Company’s existing technology and negatively impact development of emerging technology for future commercialization.  Haber, Inc. owns 2 million shares of Gold City common stock which represents 18.0% of Gold City’s outstanding common stock as of May 31, 2007.  Albert B. Conti, Chairman, CEO and Director and Peter D’Angelo, EVP, CFO, Secretary and Director beneficially each own 10,000 shares of Gold City common stock. Norman Haber, Former Chairman & CEO also owns 1 Million Shares of Gold City Stock. Also, Haber, Inc. and its Directors, Executive Officers and Vice Presidents of Haber, Inc., and their families own over forty percent but less than 50% of the total outstanding stock of Gold City as noted elsewhere in this report.

Marie Conti, spouse of CEO and Director, Albert B. Conti, along with daughters hold a beneficial ownership interest in the Arlington, MA office that the Company currently has under lease.

As of May 31, 2007, Haber Inc and its shareholders and employees held 5.13 million shares of Gold City common stock representing 46.3 percent ownership of Gold City. Haber Inc. held 2 million shares, representing 18 percent of the total ownership of Gold City; Haber Inc.’s executives, directors and their families held 2.3 million shares representing 20.8 percent of the total ownership of  Gold City and other Haber employees held .83 million shares representing 7.5 percent ownership of Gold City.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sullivan Bille PC has served as our registered independent accountants since February, 2005 and has audited the consolidated financial statements for the years ended May 31, 2007, 2006, 2005, 2004 and 2003.
The following table presents fees for professional audit services rendered by Sullivan Bille PC for the audit or review of Haber’s financial statements for the years ended May 31, 2007, 2006, 2005, 2004 and 2003, and fees billed for other services rendered by Sullivan Bille PC during those periods.  Additionally, the Company has paid $52,700 to Sullivan Bille PC related to the audit of the 5 year comprehensive filing that we prepared for the Securities and Exchange Commission.

	May 31,
	2007	2006	2005	2004	2003
Audit Fees(1)	$25,000	$25,000	$25,000	$25,000	$25,000
Audit-Related Fees	—	—	—	—	—
Tax Fees	—	—	—	—	—
All Other Fees	—	—	—	—	—
Total Fees	$25,000	$25,000	$25,000	$25,000	$25,000

(1) Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K or incorporated by reference:

HABER, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of the Registrant filed as Exhibit 2(a) to the Registrant's Registration Statement on Form 8-A on April 30, 1985 (commission file no. 0-9966), and hereby incorporated by reference.

3.2
Certified of Designations of Series A Preferred Stock of the Registrant, filed as Exhibit 3(a) to the Registrant's Registration Statement on Form 8-A on April 30, 1985 (commission file no. 0-9966), and hereby incorporated by reference.

3.3	By –Laws of the Company, filed as Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1985 (commission file no. 0-9966), and hereby incorporated by reference.

4.1	Specimen form of certificate for Common Stock, filed as Exhibit 4(a) to the Registrant's Registration Statement on Form 10 (commission file no. 0-9966), and hereby incorporated by reference.

4.2
Form of representative’s Warrant , filed as Exhibit No. 4(b) to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 on November 6, 1984, (commission file no. 2-91444), and hereby incorporated by reference.

4.3
Specimen of form of certificate for Convertible Preferred Stock, par value $10.00 per share, filed as Exhibit No. 4(c) (i) to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed with the commission on November 16, 1984, , (commission file no. 2-91444, and hereby incorporated by reference.

4 .4
Form of Class A Warrant, filed as Exhibit No. 4(c) (ii) to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 on November 6, 1984, (commission file no. 2-91444), and hereby incorporated by reference.

4 .5
Form of Class B Warrant, filed as Exhibit No. 4(c) (iii) to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 on November 6, 1984, (commission file no. 2-91444), and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

HABER, INC.
EXHIBIT INDEX (continued)

Exhibit No.	Description

4 .6
Form of  Warrant Agreement among the Registrant and Continental Stock Transfer & Trust Company filed as Exhibit No. 4(c) (iii), filed as Exhibit No. 4(c) (iv) to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 on November 16, 1984, (commission file no. 2-91444), and hereby incorporated by reference.

10.9
Lease agreement described in Item 2. of the Registrant’s 2002 Form 10-K for the Fort Pierce, Florida one year lease dated May 3, 2000 commencing July 1, 2000 filed as Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, and hereby incorporated by reference.

10.10A
Haber, Inc. Executive Employment Agreement entered into on June 17, 2005 to serve as President and Chief Operating Officer for a five year term commencing June 1, 2003 including ADDENDUM TO "HABER, INC. EXECUTIVEEMPLOYMENT AGREEMENT" DATED JUNE 17, 2005 FOR PRESIDENT pursuant to the vote of the Board of Directors of June 7, 2007 granting warrants in lieu of expired bonus options between the Registrant and Albert B. Conti filed with this Annual Report on Form 10-K  for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

10.10B
Haber, Inc. Executive Employment Agreement entered into on June 17, 2005 to serve as Chief Financial Officer and Executive Vice President for a five year term commencing June 1, 2003 between the Registrant and Peter R. D’Angelo filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference. This includes Addendum to "Haber, Inc. Executive Employment Agreement" dated June 17, 2005 pursuant to the vote of the Board of Directors of June 7, 2007 granting warrants in lieu of expired and bonus options between the Registrant and Peter R. D’Angelo.

10.10C	Left Blank Intentionally.

10.10D
Two Leases including the COMMERCIAL LEASE Celtower Realty Trust under assignmentof lease, 58 Medford Street, Arlington, Massachusetts, one year lease of 1,800 square feet commencing on January 1, 2003; oneyear lease of 2,050 square feet commencing on January 1, 2004; one year lease of 3,650 square feet commencing January 1, 2005; one year lease of 3,000 square feet commencing January 1, 2006 and 2007; TENANT AT WILL- COMMERCIAL LEASE 87B New Salem Street, Wakefield, Massachusetts two year lease of 3,000 square foot industrial bay and 250 square feet of Unit 5 lab space filed with this Annual Report on Form 10-K  for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

10.10E
License Agreement Between Gold City, Inc. and Haber, Inc. dated March 28, 2003, by and between Gold City, Inc., a Nevada corporation ("GCI"), and the Company granting a non-exclusivelicense for the commercial use of the Haber Gold Process filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

HABER, INC.
EXHIBIT INDEX (continued)

Exhibit No.	Description
10.10F
ADDENDUM TO LICENSING AGREEMENT dated March 28,2003, from HABER INC. to GOLD CITY INC. AssignmentAgreement Between ASSIGNOR Gold City Inc. and ASSIGNEEHaber Inc. granting to the Company one Arizona and two Nevada properties unconditionally with rights to all ores and minerals filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

10.10G
License Agreement Between Gold City Inc. and Haber, Inc. for the country of GHANA-West Africa dated January 23, 2004 granting a non-exclusive license for the commercial use of theHaber Gold Process filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

10.10H
PURCHASE AND SALE dated August 15, 2005: Haber, Inc.("Buyer") agrees to buy and Gregg Bozenbury ("Seller") agrees tosell the property described as 2455 NW 16th Boulevard, Okeechobee,  FL 34974 legally described as  Okeechobee County Industrial Authority Park Lot 9  filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

10.10I
MINISTRY OF LANDS, FORESTRY AND MINES REPUBLICOF GHANA consent dated October 19, 2005 to the assignment ofGood Ground (Ghana) Limited interest in the Reconnaissance License in reference to the APPLICATION TO ASSIGN ITS RECONNAISSANCE LICENSE TO HABER MINING GHANA LIMITED in accordance with the AGREEMENT FOR THE ASSIGNMENT OF RECONAISSANCE LICENSE BETWEEN GOOD GROUND GHANA LIMITED AND HABER MINING GHANA LIMITED dated the 26th day of September 2005 filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

10.10J
MINISTRY OF LANDS, FORESTRY AND MINES REPUBLICOF GHANA consent dated October 26th, 2006 to the assignmentof UPRIGHTNESS (GHANA) LIMITED interest in reference tothe APPLICATION TO ASSIGN ITS RECONNAISSANCE LICENSE TO HABER MINING COMPANY LIMITED in accordance with the AGREEMENT FOR THE ASSIGNMENT OF RECONNAISSANCE LICENSE BETWEEN UPRIGHTNESS GHANA LIMITED AND HABER MINING GHANA LIMITED dated the 26th day of September 2006 filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

10.10K
JOINT VENTURE AGREEMENT between HABER, INC. USA And GOLD CITY INC. Dated as of September 11, 2005 wherebyGold City will provide up to $10 million to Haber in exchange forup to a total of 5 million shares of Haber restricted stock and for upto a total of 50 percent of all profits generated by Haber's US Production Plant for recover of gold from gold bearing ore, tailings and electronic waste and other funded projects filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

HABER, INC.
EXHIBIT INDEX (continued)

Exhibit No.	Description
10.10M
JOINT VENTURE AGREEMENT ETRUSCAN RESOURCESGHANA LIMITED AND HABER MINING GHANA LIMITED dated January 22, 2007 whereby Etruscan will provide $700,000for an equal interest in certain Haber Ghana property interests with the right to increase its interest to 75% by funding 100% of an aggregate of US$2.5 million of Joint Venture Expenditures filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

10.10N
MINISTRY OF LANDS, FORESTRY AND MINES REPUBLICOF GHANA consent dated February 12, 2006 to the assignmentof ETERNITY GHANA LIMITED'S interest in reference to theAPPLICATION TO ASSIGN ITS RECONNAISSANCE LICENCE TO HABER MINING GHANA LIMITED in accordance with the CALL OPTION AGREEMENT BETWEEN ETERNITY GHANA LIMITEDANDHABER MINING GHANALIMITED dated as of September 2006 filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

10.10O
LETTER OF COMFORT Minerals Commission Ghana datedDecember 20, 2006 extending the UPRIGHTNESSRECONNAISSANCE LICENSE TO HABER MININGCOMPANY LIMITED for 12 months filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference

10.10P
Conversion of Haber Mining (Ghana) Limited's Good GroundSEFWI ASAFO Reconnaissance License to four ProspectingLicenses for Datano, Asafo, Sankore and Akrodie areas includingapplication dated October 16, 2006 and Oath of Proof  that two year (renewable) prospecting licenses are filed with the Ghana Land Registry commencing April 5, 2007 filed with this Annual Report on Form 10-K for the fiscal year ended May 31, 2007 is included herewith and hereby incorporated by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

99.A	Press releases from January, 2003 thru December, 2007.

* Denotes compensatory plan, compensation arrangement, or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed February 15, 2008 below on its behalf by the following persons, thereto authorized.

/s/ Albert B. Conti
Albert B. Conti
Chairman and Chief Executive Officer

Signature	Title	Date
(Registrant)

By: /s/ Albert B. Conti	Chairman of the Board of Directors and Chief Executive Officer	March 5, 2008
Albert B. Conti	(Principal Executive Officer)

By: /s/ Peter R. D’Angelo	Chief Financial Officer, Executive Vice President, Secretary and Director	March 5, 2008
Peter R. D’Angelo	(Chief Financial Officer)

By: /s/ Peter Tobia	Director	March 5, 2008
Peter Tobia

HABER, INC.

Consolidated Financial Statements

For the fiscal years ended May 31, 2007, 2006, 2005, 2004 and 2003, the three month period ended
August 31, 2006, 2005, 2004 and 2003, the three month and six month periods ended
November 30, 2006, 2005, 2004 and 2003, and the three month and nine month periods ended
February 28, 2007, 2006 and 2005 and February 29, 2004

Haber, Inc.

Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	F-3

Fiscal year ended May 31,

Consolidated Balance Sheets at May 31, 2007, 2006, 2005, 2004 and 2003	F-4
Consolidated Statements of Operations for the fiscal years ended May 31, 2007, 2006, 2005, 2004 and 2003	F-6
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal year ending May 31, 2007, 2006, 2005, 2004 and 2003 and for the period from December 2, 1979 (inception) through May 31, 2007	F-7
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2007, 2006, 2005, 2004 and 2003	F-14

Three month period ended August 31, (Unaudited)

Consolidated Balance Sheets at August 31, 2006, 2005, 2004 and 2003	F-16
Consolidated Statements of Operations for the three month periods ended August 31, 2006, 2005, 2004 and 2003	F-18
Consolidated Statements of Cash Flows for the three month periods ended August 31, 2006, 2005, 2004 and 2003	F-19

Three month and six month periods ended November 30, (Unaudited)

Consolidated Balance Sheets at November 30, 2006, 2005, 2004 and 2003	F-21
Consolidated Statements of Operations for the three month periods ended November 30, 2006, 2005, 2004 and 2003	F-23
Consolidated Statements of Operations for the six month periods ended November 30, 2006, 2005, 2004 and 2003	F-24
Consolidated Statements of Cash Flows for the six month periods ended November 30, 2006, 2005, 2004 and 2003	F-25

Three month and nine month periods ended February 28/29, (Unaudited)

Consolidated Balance Sheets at February 28, 2007, 2006 and 2005 and February 29, 2004	F-27
Consolidated Statements of Operations for the three month periods ended February 28, 2007, 2006 and 2005 and February 29, 2004	F-29
Consolidated Statements of Operations for the nine month periods ended February 28, 2007, 2006 and 2005 and February 29, 2004	F-30
Consolidated Statements of Cash Flows for the nine month periods ended February 28, 2007, 2006 and 2005 and February 29, 2004	F-31

Notes to Consolidated Financial Statements	F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
  Stockholders of Haber, Inc.

We have audited the accompanying consolidated balance sheet of Haber, Inc., a development stage enterprise, as of May 31, 2007, 2006, 2005, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. Haber Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Haber, Inc. as of May 31, 2007, 2006, 2005, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sullivan Bille, P.C.

March 4, 2008
Tewksbury, Massachusetts

Haber Inc. (A Development Stage Enterprise)
Consolidated Balance Sheets

	May 31,
	2007	2006	2005	2004	2003
Assets
Current assets:
Cash and cash equivalents	$269,717	$26,112	$49,349	$50,077	$269,105
Prepaid expense (Note 7)	28,000	3,215	42,500	7,012	3,215
Inventories (Note 6)	20,395	20,395	–	–	–
Total current assets	318,112	49,722	91,849	57,089	272,320

Property and equipment
Mineral property rights	–	333,000	–	–	–
Leasehold improvements	26,313	–	–	–	–
Capital leases	70,713	70,713	70,713	70,713	–
Equipment	358,827	302,758	299,358	297,358	276,300
Furniture and fixtures	46,879	40,379	40,379	40,379	40,379
	502,732	746,850	410,450	408,450	316,679
Less: Accumulated depreciation	383,529	344,850	318,040	287,597	273,460
Total property and equipment, net	119,203	402,000	92,410	120,853	43,219
Other assets
Investment in Gold City	–	–	–	–	30,000
Equity investment in Etruscan Haber joint venture	523,386	–	–	–	–
Other assets	20,000	20,000	–	–	–
Total other assets	543,386	20,000	–	–	30,000
Total assets	$980,701	$471,722	$184,259	$177,942	$345,539

Haber, Inc. (A Development Stage Enterprise)
Consolidated Balance Sheets continued

	May 31,
	2007	2006	2005	2004	2003
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$29,053	$30,591	$5,647	$11,270	$26,479
Accrued expenses	339,958	307,764	74,994	72,088	94,350
Cash held pending issuance of common stock	–	895	33,962	60,770	27,717
Taxes payable	5,000	10,921	21,260	16,369	9,609
Current obligations under long-term lease	–	10,967	15,880	8,934	–
Total current liabilities	374,011	361,138	151,743	169,431	158,155

Due to stockholders	383,756	344,168	144,168	145,597	175,596
Obligation under long-term lease	–	–	10,967	26,847	–

Commitments and contingencies (Note 21)	–	–	–	–	–

Stockholders’ equity (deficit):
Preferred stock (Note 13)	1,412,080	1,412,080	1,434,080	1,434,080	1,434,080
Common stock (Note 14)	1,672,768	1,459,038	1,428,360	1,365,967	1,294,364
Common stock warrants outstanding	–	–	–	43,610	86,588
Capital in excess of par value	25,324,632	23,941,675	23,665,180	23,032,887	22,239,216
Noncontrolling interest in Gold City joint venture	557,006	615,456	132,415	–	–
Accumulated deficit during development stage	(27,352,868)	(26,281,149)	(25,401,970)	(24,664,793)	(23,666,776)
	1,613,618	1,147,100	1,258,065	1,211,751	1,387,472
Less: Treasury stock at cost (Note 15)	1,390,684	1,380,684	1,380,684	1,375,684	1,375,684
Stockholders’ equity (deficit) - net	222,934	(233,584)	(122,619)	(163,933)	11,788
Total liabilities and stockholders’ equity (deficit)	$980,701	$471,722	$184,259	$177,942	$345,539

See accompanying notes.

Haber, Inc.  (A Development Stage Enterprise)
Consolidated Statements of Operations
	Fiscal Year Ended May 31,					For the period from December 2, 1979 (inception) through May 31,
	2007	2006	2005	2004	2003	2007 (1)
Revenues	$–	$45,000	$–	$–	$105,000	$2,121,588
Direct expenses	–	–	–	–	–	1,521,485
Gross profit (loss)	–	45,000	–	–	105,000	600,103

General and administrative expenses	753,915	577,002	403,060	561,559	264,219	16,782,015
Research and development expenses	488,036	387,420	385,581	442,495	84,522	6,907,934
Provision for uncollectible advances to affiliates	–	–	–	–	–	1,004,881
Total operating expenses	1,241,951	964,422	788,641	1,004,054	348,741	24,694,830
Operating loss before other income (expenses)	(1,241,951)	(919,422)	(788,641)	(1,004,054)	(243,741)	(24,094,727)

Other income (expenses)
Other income		–	28,097	34,998	78,358	712,976
Interest income (expense)	(5,333)	–	–	1,039	–	924,794
Loss on investments in affiliates	–	(45,000)	–	(30,000)	–	(5,271,855)
Gain on disposition of fixed assets	–	–	–	–	–	42,881
Loss before minority interest and prior period adjustment and extraordinary gain	(1,247,284)	(964,422)	(760,544)	(998,017)	(165,383)	(27,685,931)
Minority interest in loss of Gold City joint venture	(1,050)	85,243	23,367			107,560
Prior period adjustment	–	–	–	–	–	48,888
Loss before extraordinary gain	(1,248,334)	(879,179)	(737,177)	(998,017)	(165,383)	(27,529,483)
Extraordinary gain	176,615	–	–	–	–	176,615
Net loss	$(1,071,719)	$(879,179)	$(737,177)	$(998,017)	$(165,383)	$(27,352,868)
Net loss per common share before extraordinary item	$(0.008)	$(0.006)	$(0.005)	$(0.007)	$(0.002)
Extraordinary item per common share	0.001	–	–	–	–
Net loss per common share - basic and fully diluted	$(0.007)	$(0.006)	$(0.005)	$(0.007)	$(0.002)
Weighted average common shares outstanding during the year	158,029,736	144,099,250	139,331,637	132,425,568	109,877,390

See accompanying notes.                                                                                                                      (1) See Note 3 to accompanying notes.

Haber, Inc. (A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Convertible Preferred Stock	Common Stock	Common Stock Warrants Outstanding	Capital in Excess of Par Value	Stock Subscriptions Receivable	Accumulated Deficit during the Development Stage	Treasury Stock	Total Stockholders’ Equity (Deficit)
December 2, 1979 (inception) through May 31, 1988	$1,529,260	$106,096	$1,258,133	$12,110,316	$–	$(13,700,108)	$(1,397,444)	$(93,747)
Stock issued for services	–	64	–	–	–	–	–	64
Conversion of preferred stock	(11,000)	18	–	10,982		–	–	–
Stock issued as collateral	–	1,650	–	(1,650)	–	–	–	–
Cash in private offering	–	8,372	–	535,228	–	–	–	543,600
Correction of prior issuance	–	(231)	–	(20,622)	–	–	20,760	(93)
Warrants expired	–	–	(1,258,133)	1,258,133	–	–	–	–
Stock issued for payment of interest	–	300	–	–	–	–	–	300
Equity resulting from outside investment in subsidiary	–	–	–	1,770,187	–	–	–	1,770,187
Net loss for the year	–	–	–	–	–	(2,613,093)	–	(2,613,093)
Balance at May 31, 1989	1,518,260	116,269	–	15,662,574	–	(16,313,201)	(1,376,684)	(392,782)
Treasury shares previously arising in consolidation	–	–	–	–	–	–	1,000	1,000
Stock issued for services	–	4,000	–	55,400	–	–	–	59,400
Conversion of preferred stock	(9,000)	15	–	8,985	–	–	–	–
Stock issued in payment of debt and interest	–	36,348	–	910,910	–	–	–	947,258
Cash in private offering	–	400	–	9,600	–	–	–	10,000
Correction of private issuance	–	(20)	–	–	–	–	–	(20)
Stock issued for compensation	–	2,511	–	66,353	–	–	–	68,864
Warrants issued for compensation	–	–		107,520	–	–	–	107,520
Net loss for the year	–	–	–	–	–	(982,263)	–	(982,263)
Balance May 31, 1990	1,509,260	159,523	–	16,821,342	–	(17,295,464)	(1,375,684)	(181,023)
Stock issued for services	–	18,510	–	99,236	–	–	–	117,746
Conversion of warrants	–	2,000	–	8,000	–	–	–	10,000
Cash in private offering	–	15,177	–	211,649	–	–	–	226,826
Correction of prior issuance	–	204	–	396	–	–	–	600
Net loss for the year	–	–	–	–	–	(776,330)	–	(776,330)
Balance at May 31, 1991	1,509,260	195,414	–	17,140,623	–	(18,071,794)	(1,375,684)	(602,181)

(2) See Note 3 to accompanying notes

Haber, Inc. (A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) continued

	Convertible Preferred Stock	Common Stock	Common Stock Warrants Outstanding	Capital in Excess of Par Value	Stock Subscriptions Receivable	Accumulated Deficit during the Development Stage	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at May 31, 1991	$1,509,260	$195,414	$–	$17,140,623	$–	$(18,071,794)	$(1,375,684)	$(602,181)
Stock issued for services	–	4,619	–	91,282	–	–	–	95,901
Stock issued for payment of liabilities	–	7,550	–	218,260	–	–	–	225,810
Cash in private offering	–	14,050	–	471,450	–	–	–	485,500
Correction of prior issuance	–	(908)	–	–	–	–	–	(908)
Conversion of preferred stock	(13,790)	23	–	13,767	–	–	–	–
Conversion of warrants	–	9,150	–	19,000	–	–	–	28,150
Net loss for the year	–	–	–	–	–	(530,965)	–	(530,965)
Balance at May 31, 1992	1,495,470	229,898	–	17,954,382	–	(18,602,759)	(1,375,684)	(298,693)
Stock issued for services	–	6,298	–	63,817	–	–	–	70,115
Cash in private offering	–	12,743	–	362,102	–	–	–	374,845
Net loss for the year	–	–	–	–		(348,661)	–	(348,661)
Balance May 31, 1993	1,495,470	248,939	–	18,380,301	–	(18,951,420)	(1,375,684)	(202,394)
Cash in private offering	–	9,937	–	107,703	–	–	–	117,640
Stock issued for services	–	4,630	–	–	–	–	–	4,630
Conversion of warrants	–	870	–	1,820	–	–		2,690
Stock returned from directors	–	(17,099)	–	17,099	–	–	–	–
Stock issued by unconsolidated subsidiary	–	–	–	149,720	–	–	–	149,720
Net loss for the year	–	–	–	–	–	(300,091)	–	(300,091)
Balance at May 31, 1994	1,495,470	247,277	–	18,656,643	–	(19,251,511)	(1,375,684)	(227,805)
Cash in private offering	–	4,116	–	48,579	–	–	–	52,695
Stock issued for services	–	20,126	–	5,323	–	–	–	25,449
Conversion of warrants	–	1,051	–	24,549	–	–	–	25,600
Stock returned from directors	–	(2,100)	–	2,100	–	–	–	–
Conversion of preferred stock	(32,390)	54	–	32,336	–	–	–	–
Correction of prior issuance	–	–	–	–	(41,750)	–	–	(41,750)
Stock issued by unconsolidated subsidiary	–	–	–	17,193	–	–	–	17,193
Net loss for the year	–	–	–	–	–	(401,483)	–	(401,483)
Balance at May 31, 1995	1,463,080	270,524	–	18,786,723	(41,750)	(19,652,994)	(1,375,684)	(550,101)

(2) See Note 3 to accompanying notes

Haber, Inc. (A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) continued

	Convertible Preferred Stock	Common Stock	Common Stock Warrants Outstanding	Capital in Excess of Par Value	Stock Subscriptions Receivable	Accumulated Deficit during the Development Stage	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at May 31, 1995	$1,463,080	$270,524	$–	$18,786,723	$(41,750)	$(19,652,994)	$(1,375,684)	$(550,101)
Sale of stock	–	23,010	–	237,188	–	–	–	260,198
Stock issued for services	–	28,961	–	–	–	–	–	28,961
Conversion of warrants	–	92	–	–	–	–	–	92
Rescission obligation converted stock	–	13,049	–	285,532	–	–	–	298,581
Repayment of borrowed shares	–	18,204	–	(18,204)	–	–	–	–
Acquisition of equity interest in Medco Health Corp.	–	73,000	–	–	–	–	–	73,000
Net loss for the year	–	–	–	–		(359,728)	–	(359,728)
Balance May 31, 1996	1,463,080	426,840	–	19,291,239	(41,750)	(20,012,722)	(1,375,684)	(248,997)
Sale of stock	–	27,445	–	251,555	(62,950)	–	–	216,050
Stock issued for services		6,613	–	98,850	–	–	–	105,463
Stock issued for payment of liabilities	–	3,910	–	40,018	–	–	–	43,928
Net loss for the year	–	–	–	–	–	(301,344)	–	(301,344)
Balance at May 31, 1997	1,463,080	464,808	–	19,681,662	(104,700)	(20,314,066)	(1,375,684)	(184,900)
Sale of stock	–	27,250	–	141,750	(3,033)	–	–	165,967
Stock issued for services	–	39,986	–	55,076	–	–	–	95,062
Net loss for the year	–	–	–	–	–	(337,220)	–	(337,220)
Balance at May 31, 1998	1,463,080	532,044	–	19,878,488	(107,733)	(20,651,286)	(1,375,684)	(261,091)

(2) See Note 3 to accompanying notes

Haber, Inc. (A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) continued

	Convertible Preferred Stock	Common Stock	Common Stock Warrants Outstanding	Capital in Excess of Par Value	Stock Subscriptions Receivable	Accumulated Deficit during the Development Stage	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at May 31, 1998	$1,463,080	$532,044	$–	$19,878,488	$(107,733)	$(20,651,286)	$(1,375,684)	$(261,091)
Sale of stock	–	49,264	–	141,636	71,700	–	–	262,600
Stock issued for services	–	168,701	–	899,735	–	–	–	1,068,436
Stock issued in payment of liabilities	–	16,667	–	33,333	–	–	–	50,000
Net loss for the year	–	–	–	–	–	(1,279,736)	–	(1,279,736)
Balance May 31, 1999	1,463,080	766,676	–	20,953,192	(36,033)	(21,931,022)	(1,375,684)	(159,791)
Conversions of stock	(9,000)	11	–	8,989	–	–	–	–
Sale of stock	–	18,388	–	106,517	–	–	–	124,905
Stock issued for services	–	61,800	–	628,827	–	–	–	690,627
Stock issued for payment of liabilities	–	1,400	–	6,514	–	–	–	7,914
Buyout of investment	–	9,600	–	44,664	–	–	–	54,264
Net loss for the year	–	–	–	–	–	(978,458)	–	(978,458)
Balance at May 31, 2000	1,454,080	857,875	–	21,748,703	(36,033)	(22,909,480)	(1,375,684)	(260,539)
Sale of stock	–	19,188	–	50,012	–	–	–	69,200
Correction of prior accounting	(2,000)	–	–	2,000	–	(90)	–	(90)
Stock issued for services	–	31,000	–	102,015	–	–	–	133,015
Net loss for the year	–	–	–	–		(192,583)	–	(192,583)
Balance May 31, 2001	1,452,080	908,063	–	21,902,730	(36,033)	(23,102,153)	(1,375,684)	(250,997)
Prior period adjustment	–	–	–	–	–	48,888	–	48,888
Balance May 31, 2001 as restated	1,452,080	908,063	–	21,902,730	(36,033)	(23,053,265)	(1,375,684)	(202,109)

(2) See Note 3 to accompanying notes

Haber, Inc. (A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) continued

	Convertible Preferred Stock	Common Stock	Common Stock Warrants Outstanding	Capital in Excess of Par Value	Stock Subscriptions Receivable	Accumulated Deficit during the Development Stage	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance May 31, 2001 as restated	$1,452,080	$908,063	$–	$21,902,730	$(36,033)	$(23,053,265)	$(1,375,684)	$(202,109)
Expiration of stock subscriptions	–	–	–	(36,033)	36,033	–	–	–
Sale of stock	–	15,000	–	18,920	–	–	–	33,920
Stock issued for services	–	84,648	–	190,741	–	–	–	275,389
Stock warrants issued for services	–	–	26,250	–	–	–	–	26,250
Stock warrants issued to stockholders	–	–	38,853	(10,540)	(28,313)	–	–	–
Net loss for the year	–	–	–	–		(448,128)	–	(448,128)
Balance at May 31, 2002	1,452,080	1,007,711	65,103	22,065,818	(28,313)	(23,501,393)	(1,375,684)	(314,678)
Correction of prior issuance	–	–	22,903	(22,903)	–	–	–	–
Conversion of Preferred Stock	(18,000)	30	–	17,970
Expiration of stock subscriptions	–	–	–	(28,313)	28,313	–	–	–
Sale of stock	–	260,197	–	174,772	–	–	–	434,969
Stock issued for services	–	10,325	–	13,055	–	–	–	23,380
Stock warrants issued to stockholders	–	–	30,160	(30,160)	–	–	–	–
Conversion of warrants to common stock	–	16,101	(25,095)	42,494	–	–	–	33,500
Warrants expired	–	–	(6,483)	6,483	–	–	–	–
Net loss for the year	–	–	–	–		(165,383)	–	(165,383)
Balance May 31, 2003	1,434,080	1,294,364	86,588	22,239,216	–	(23,666,776)	(1,375,684)	11,788

(2) See Note 3 to accompanying notes

Haber, Inc. (A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) continued

	Convertible Preferred Stock	Common Stock	Common Stock Warrants Outstanding	Capital in Excess of Par Value	Non- controlling interest in Gold City Joint Venture	Accumulated Deficit during the Development Stage	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance May 31, 2003	$1,434,080	$1,294,364	$86,588	$22,239,216	$–	$(23,666,776)	$(1,375,684)	$11,788
Sale of stock	–	7,080	–	198,300	–	–	–	205,380
Stock issued for services	–	24,032	–	470,946	–	–	–	494,978
Stock warrants issued to stockholders	–	–	7,500	(7,500)	–	–	–	–
Stock issued for payment on loan	–	1,500	–	22,500	–	–	–	24,000
Conversion of warrants to common stock	–	38,991	(42,978)	101,925	–	–	–	97,938
Warrants expired	–	–	(7,500)	7,500	–	–	–	–
Net loss for the year	–	–	–	–	–	(998,017)	–	(998,017)
Balance May 31, 2004	1,434,080	1,365,967	43,610	23,032,887	–	(24,664,793)	(1,375,684)	(163,933)
Treasury stock purchased							(5,000)	(5,000)
Sale of stock	–	17,025	–	175,867	–	–	–	192,892
Stock issued for services	–	23,712	–	384,917	–	–	–	408,629
Conversion of warrants for payment of loan	–	1,000	–	1,000	–	–	–	2,000
Conversion of warrants to common stock	–	20,656	(43,610)	70,509	–	–	–	47,555
Noncontrolling interest in Gold City joint venture	–	–	–	–	132,415	–	–	132,415
Net loss for the year	–	–	–	–	–	(737,177)	–	(737,177)
Balance May 31, 2005	1,434,080	1,428,360	–	23,665,180	132,415	(25,401,970)	(1,380,684)	(122,619)

Haber, Inc. (A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) continued

	Convertible Preferred Stock	Common Stock	Common Stock Warrants Outstanding	Capital in Excess of Par Value	Non- controlling Interest in Gold City Joint Venture	Accumulated Deficit during the Development Stage	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance May 31, 2005	$1,434,080	$1,428,360	$–	$23,665,180	$132,415	$(25,401,970)	$(1,380,684)	$(122,619)
Conversion of preferred stock	(22,000)	23	–	21,977	–	–	–	–
Sale of stock	–	16,428	–	123,288	–	–	–	139,716
Stock issued for services	–	10,802	–	109,399	–	–	–	120,201
Conversion of warrants to common stock	–	3,425	–	4,146	–	–	–	7,571
Noncontrolling interest in Gold City joint venture	–	–	–	–	483,041	–	–	483,041
Share-based compensation - warrants	–	–	–	17,685	–	–	–	17,685
Net loss for the year	–	–	–	–	–	(879,179)	–	(879,179)
Balance May 31, 2006	1,412,080	1,459,038	–	23,941,675	615,456	(26,281,149)	(1,380,684)	(233,584)
Treasury stock purchased	–	–	–	–	–	–	(10,000)	(10,000)
Sale of stock	–	127,257	–	677,153	–	–	–	804,410
Stock issued for services	–	63,167	–	543,931	–	–	–	607,098
Stock issued for payment of loan and interest	–	18,006	–	87,327	–	–	–	105,333
Stock issued for investment in Gold City	–	5,000	–	47,500	–	–	–	52,500
Conversion of warrants to common stock	–	300	–	600	–	–	–	900
Uncontrolled interest in Gold City joint venture	–	–	–	–	(58,450)	–	–	(58,450)
Share-based compensation - warrants	–	–	–	26,446	–	–	–	26,446
Net loss for the year	–	–	–	–	–	(1,071,719)	–	(1,071,719)
Balance at May 31, 2007	$1,412,080	$1,672,768	–	$25,324,632	$557,006	$(27,352,868)	$(1,390,684)	$222,934

See accompanying notes.

Haber Inc. (A Development Stage Enterprise)
Consolidated Statements of Cash Flows
	Fiscal Year Ended May 31,					For the period from December 2, 1979 (inception) through May 31,
Cash flows from operating activities	2007	2006	2005	2004	2003	2007 (1)
Net loss	$(1,071,719)	$(879,179)	$(737,177)	$(998,017)	$(165,383)	$(27,352,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,679	26,810	30,443	14,137	4,469	1,781,798
Amortization	–	–	–	–	–	1,116,210
Inventory write-off	–	–	–	–	59,112	59,112
Gain on disposal of fixed assets	–	–	–	–	–	(42,881)
Stocks and warrants issued for services	607,098	120,201	408,629	494,977	23,380	5,737,555
Compensation recognized under employees’ stock option plans	–	–	–	–	–	808,458
Loss on investments in affiliates	–	45,000	–	30,000	–	5,217,591
Minority interest in loss of Gold City joint venture	1,050	(85,243)	(23,367)	–	–	(107,560)
Prior period adjustment	–	–	–	–	–	(48,888)
Provision for uncollectible advances to affiliates	–	–	–	–	–	1,004,881
Share-based compensation - Warrants	26,446	17,685	–	–	–	44,131
Extraordinary gain	(176,615)	–	–	–	–	(176,615)
Changes in operating assets and liabilities:
(Increase) decrease in current assets	(24,784)	18,891	(35,490)	(3,796)	(358)	(64,706)
Increase (decrease) in current liabilities	23,839	214,307	(24,633)	2,342	26,390	376,220
Net cash used in operating activities	(576,006)	(521,528)	(381,595)	(460,357)	(52,390)	(11,647,562)
Cash flows from investing activities
Patent costs and licenses	–	–	–	–	–	(30,659)
Purchase of fixed assets	(415,653)	(336,400)	(2,000)	(91,771)	(38,579)	(3,300,247)
Exchange of mineral property rights	659,771	–	–	–	–	659,771
Proceeds from the sale of fixed assets	–	–	–	–	–	1,086,007
Investments and advances to affiliates	(346,771)	(45,000)	–	–	(30,000)	(4,334,397)
Goodwill acquired	–	–	–	–	–	(1,085,551)
(Increase) decrease in other assets	–	(20,000)	–	–	13,677	(5,131)
Net cash provided by (used in) investing activities	(102,653)	(401,400)	(2,000)	(91,771)	(54,902)	(7,010,207)

Haber, Inc. (A Development Stage Enterprise)
Consolidated Statements of Cash Flows (continued)
	Fiscal Year Ended May 31,					For the period from December 2, 1979 (inception) through May 31,
	2007	2006	2005	2004	2003	2007 (1)
Cash flows from financing activities
Proceeds from issuance of stock	$804,410	$139,716	$192,892	$205,380	$434,969	$18,901,949
Cash dividends	–	–	–	–	–	(505,976)
Purchase of treasury stock	(10,000)	–	(5,000)	–	–	(1,390,684)
Conversion of warrants to common stock	900	7,591	47,555	97,939	33,500	187,485
Recovery of insider’s selling profit	–	–	–	–	–	17,198
Increase in capital lease obligation	–	–	–	70,713	–	70,713
Payment of capital lease obligation	(10,967)	(15,880)	(8,934)	(34,932)	–	(374,365)
Advances from related parties	39,588	200,000	–	–	–	1,488,135
Repayments to related parties	–	–	(1,428)	(30,000)	(92,838)	(315,368)
Proceeds from Gold City joint venture	(7,000)	568,284	155,782	–	–	717,066
Borrowings of long-term debt	–	–	–	–	–	1,138,477
Payments of long-term debt	–	–	–	–	–	(1,138,477)
Proceeds from notes payable	–	–	–	–	–	25,976
Repayment of notes payable	–	–	–	–	–	(25,976)
Common stock issued for payment of loan and interest	105,333	–	–	24,000	–	129,333
Conversion of stock warrants for payment of loan	–	–	2,000	–	–	2,000
Net cash provided by financing activities	922,264	899,691	382,867	333,100	375,631	18,927,486

Net increase (decrease) in cash	243,605	(23,237)	(728)	(219,028)	268,339	269,717
Cash and cash equivalents—beginning of the fiscal year	26,112	49,349	50,077	269,105	766	–
Cash and cash equivalents—end of the fiscal year	$269,717	$26,112	$49,349	$50,077	$269,105	$269,717

See accompanying notes.                                                                                                                      (1) See Note 3 to accompanying notes.

Haber Inc. (A Development Stage Enterprise)
Consolidated Balance Sheets

	August 31,
	2006	2005	2004	2003
Assets			unaudited
Current assets:
Cash and cash equivalents	$15,960	$8,704	$16,435	$164,681
Prepaid expense (Note 7)	53,887	30,522	190,915	3,215
Inventories (Note 6)	20,395	–	–	–
Total current assets	90,242	39,226	207,350	167,896

Property and equipment
Mineral property rights	333,000	–	–	–
Capital leases	70,713	70,713	70,713	–
Equipment	302,758	302,758	297,358	297,358
Furniture and fixtures	40,379	40,379	40,379	40,379
	746,850	413,850	408,450	337,737
Less: Accumulated depreciation	351,637	324,657	292,175	274,253
Total property and equipment, net	395,213	89,193	116,275	63,484
Other assets
Security deposit	–	–	–	–
Investment in Gold City stock	–	–	–	9,516
Other assets	20,000	20,000	–	–
Total other assets	20,000	20,000	–	9,516
Total assets	$505,455	$148,419	$323,625	$240,896

Haber, Inc. (A Development Stage Enterprise)
Consolidated Balance Sheets continued

	August 31,
	2006	2005	2004	2003
Liabilities and stockholders’ equity (deficit)			unaudited
Current liabilities:
Accounts payable	$33,990	$2,810	$6,100	$9,655
Accrued expenses	156,120	162,567	55,995	58,515
Cash held pending issuance of common stock	42,495	129,712	42,372	27,717
Liability for unissued common stock	–	–	–	–
Taxes payable	10,921	22,195	12,168	14,679
Due to related parties	–	–	–	–
Other payables and accrued liabilities	7,311	10,967	15,880	–
Total current liabilities	250,837	328,251	132,515	110,566

Due to related parties	254,168	144,168	136,168	175,596
Obligation under long-term lease	–	12,224	19,901	–

Commitments and contingencies (Note 21)	–	–	–	–

Stockholders’ equity (deficit):
Preferred stock (Note 13)	1,412,080	1,412,080	1,434,080	1,434,080
Common stock (Note 14)	1,520,607	1,431,508	1,389,005	1,307,450
Common stock warrants outstanding	–	–	12,329	80,663
Capital in excess of par value	24,392,239	23,695,124	23,349,539	22,377,508
Stock subscriptions receivable	–	–	–	–
Noncontrolling interest in Gold City joint venture	613,756	160,706	22,273	–
Accumulated deficit during development stage	(26,557,548)	(25,654,958)	(24,796,501)	(23,869,283)
	1,381,134	1,044,460	1,410,725	1,330,418
Less: Treasury stock at cost (Note 15)	1,380,684	1,380,684	1,375,684	1,375,684
Total stockholders’ equity (deficit)	450	(336,224)	35,041	(45,266)
Total liabilities and stockholders’ equity (deficit)	$505,455	$148,419	$323,625	$240,896

See accompanying notes.

Haber, Inc.  (A Development Stage Enterprise)
Consolidated Statements of Operations

	Three Month Period Ended August 31,				For the period from December 2, 1979 (inception) through August 31,
	2006	2005	2004	2003	2006 (3)
				unaudited
Revenues	$–	$45,000	$–	$–	$2,121,588
Direct expenses	–	–	–	–	1,521,485
Gross profit (loss)	–	45,000	–	–	600,103

General and administrative expenses	173,611	143,571	75,245	86,781	16,201,711
Research and development expenses	97,155	114,410	60,393	96,034	6,517,053
Provision for uncollectible advances to affiliates	–	–	–	–	1,004,881
Total operating expenses	270,766	257,981	135,638	182,815	23,723,645
Operating loss before other income (expenses)	(270,766)	(212,981)	(135,638)	(182,815)	(23,123,542)

Other income (expenses)
Other income	–	–	–	–	712,976
Interest income (expense)	(5,333)	–	–	792	924,794
Loss on investments in affiliates	–	(45,000)	–	(20,484)	(5,271,855)
Gain on disposition of fixed assets	–	–	–	–	42,881
Loss before minority interest and prior period adjustment	(276,099)	(257,981)	(135,638)	(202,507)	(26,714,746)
Minority interest in loss of Gold City joint venture	(300)	4,993	3,930		108,310
Prior period adjustment	–	–	–	–	48,888
Net loss	$(276,399)	$(252,988)	$(131,708)	$(202,507)	$(26,557,548)
Net loss per common share - basic and fully diluted	$(0.002)	$(0.002)	$(0.001)	$(0.001)
Weighted average common shares outstanding during the period	149,681,999	143,115,264	137,593,895	130,782,309

See accompanying notes.                                                                                                 (3) See Note 3 to accompanying notes.

Haber Inc. (A Development Stage Enterprise)
Consolidated Statements of Cash Flows
	Three Month Period Ended August 31,				For the period from December 2, 1979 (inception) through August 31,
	2006	2005	2004	2003	2006 (3)
Cash flows from operating activities				unaudited
Net loss	$(276,399)	$(252,988)	$(131,708)	$(202,507)	$(26,557,548)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	6,787	6,617	4,578	793	1,749,906
Amortization	–	–	–	–	1,116,210
Inventory write-off	–	–	–	–	59,112
Gain on disposal of fixed assets	–	–	–	–	(42,881)
Stocks and warrants issued for services	397,789	–	284,260	140,281	5,520,937
Compensation recognized under employees’ stock option plans	–	–	–	–	808,458
Loss on investments in affiliates	–	45,000	–	20,484	5,217,591
Minority interest in loss of Gold City joint venture	300	(4,993)	(3,930)	–	(108,310)
Prior period adjustment	–	–	–	–	(48,888)
Provision for uncollectible advances to affiliates	–	–	–	–	1,004,881
Share-based compensation	6,611	4,421	–	–	24,296
Changes in operating assets and liabilities, net of acquisitions
(Increase) decrease in current assets	(50,671)	11,979	(183,903)	–	(90,593)
Increase (decrease) in current liabilities	(106,646)	181,420	(43,863)	(47,589)	245,735
Net cash used in operating activities	(22,229)	(8,544)	(74,566)	(88,538)	(11,101,094)

Cash flows from investing activities
Patent costs and licenses	–	–	–	–	(30,659)
Purchase of fixed assets	–	(3,400)	–	(21,058)	(2,884,594)
Proceeds from the sale of fixed assets	–	–	–	–	1,086,007
Investments and advances to affiliates	–	(45,000)	–	–	(3,987,626)
Goodwill acquired	–	–	–	–	(1,085,551)
Increase (decrease) in other assets	–	(20,000)	–	–	(5,131)
Net cash provided by (used in) investing activities	–	(68,400)	–	(21,058)	(6,907,554)

Haber, Inc. (A Development Stage Enterprise)
Consolidated Statements of Cash Flows (continued)

	Three Month Period Ended August 31,				For the period from December 2, 1979 (inception) through August 31,
	2006	2005	2004	2003	2006 (3)
Cash flows from financing activities			unaudited
Proceeds from issuance of stock	$1,500	$–	$–	$–	$18,106,809
Cash dividends	–	–	–	–	(505,976)
Purchase of treasury stock	–	–	–	–	(1,380,684)
Conversion of warrants to common stock	900	6,671	24,149	5,172	187,024
Warrants issued to stockholders	–	–	–	–	–
Recovery of insider’s selling profit	–	–	–	–	17,198
Increase in capital lease obligation	–	–	–	–	70,713
Payment of capital lease obligation	(3,656)	(3,656)	–	–	(367,054)
Advances from related parties	–	–	–	–	1,448,547
Repayments to related parties	(90,000)	–	(9,428)	–	(405,368)
Proceeds from Gold City joint venture	(2,000)	33,284	26,203	–	722,066
Borrowings of long-term debt	–	–	–	–	1,138,477
Payments of long-term debt	–	–	–	–	(1,138,477)
Proceeds from notes payable	–	–	–	–	25,976
Repayment of notes payable	–	–	–	–	(25,976)
Common stock issued for payment of loan and interest	105,333	–	–	–	129,333
Conversion of stock warrants for payment of loan	–	–	–	–	2,000
Net cash provided by financing activities	12,077	36,299	40,924	5,172	18,024,608

Net increase (decrease) in cash	(10,152)	(40,645)	(33,642)	(104,424)	15,960
Cash and cash equivalents—beginning of period	26,112	49,349	50,077	269,105	–
Cash and cash equivalents—end of the period	$15,960	$8,704	$16,435	$164,681	$15,960

See accompanying notes.                                                                                                                                 (3) See Note 3 to accompanying notes.

Haber Inc. (A Development Stage Enterprise)
Consolidated Balance Sheets

	November 30,
	2006	2005	2004	2003
Assets			unaudited
Current assets:
Cash and cash equivalents	$228,442	$29,633	$31,176	$69,990
Prepaid expense (Note 7)	47,042	32,544	126,515	3,215
Inventories (Note 6)	20,395	7,500	–	–
Total current assets	295,879	69,677	157,691	73,205

Property and equipment
Mineral property rights	659.771	333,000	–	–
Leasehold improvements	13,874	–	–	–
Capital leases	70,713	70,713	70,713	70,713
Equipment	317,758	302,758	297,358	297,358
Furniture and fixtures	45,879	40,379	40,379	40,379
	1,107,995	746,850	408,450	408,450
Less: Accumulated depreciation	358,424	331,274	296,753	275,045
Total property and equipment, net	749,571	415,576	111,697	133,405
Other assets
Loans receivable	–	–	–	(5,000)
Security deposit	–	–	–	–
Investment in Gold City stock	–	–	–	–
Other assets	20,000	20,000	–	–
Total other assets	20,000	20,000	–	(5,000)
Total assets	$1,065,450	$505,253	$269,388	$201,610

Haber, Inc. (A Development Stage Enterprise)
Consolidated Balance Sheets continued

	November 30,
	2006	2005	2004	2003
Liabilities and stockholders’ equity (deficit)			unaudited
Current liabilities:
Accounts payable	$33,079	$6,861	$4,292	$9,875
Accrued expenses	254,545	239,539	61,995	174,170
Cash held pending issuance of common stock	310,000	27,712	110,062	27,717
Liability for unissued common stock	–	–	–	–
Taxes payable	5,000	22,195	15,907	18,084
Due to related parties	–	–	–	–
Other payables and accrued liabilities	3,655	10,967	15,880	8,934
Total current liabilities	606,279	307,274	208,136	238,780

Due to related parties	300,256	244,168	144,168	175,596
Obligation under long-term lease	–	8,569	16,245	29,730

Commitments and contingencies (Note 21)	–	–	–	–

Stockholders’ equity (deficit):
Preferred stock (Note 13)	1,412,080	1,412,080	1,434,080	1,434,080
Common stock (Note 14)	1,624,912	1,442,760	1,395,622	1,311,783
Common stock warrants outstanding	–	–	5,929	79,713
Capital in excess of par value	24,789,075	23,829,793	23,379,632	22,413,124
Stock subscriptions receivable	–	–	–	–)
Noncontrolling interest in Gold City joint venture	609,506	482,006	61,373	–
Accumulated deficit during development stage	(26,895,974)	(25,840,713)	(25,000,113)	(24,105,512))
	1,539,599	1,325,926	1,276,523	1,133,188
Less: Treasury stock at cost (Note 15)	1,380,684	1,380,684	1,375,684	1,375,684
Total stockholders’ equity (deficit)	158,915	(54,758)	(99,161)	(242,496))
Total liabilities and stockholders’ equity (deficit)	$1,065,450	$505,253	$269,388	$201,610

See accompanying notes.

Haber, Inc.  (A Development Stage Enterprise)
Consolidated Statements of Operations

	Three Month Period Ended November 30,				For the period from December 2, 1979 (inception) through November 30,
	2006	2005	2004	2003	2006 (4)
			unaudited
Revenues	$–	$–	$–	$–	$2,121,588
Direct expenses	–	–	–	–	1,521,485
Gross profit (loss)	–	–	–	–	600,103

General and administrative expenses	177,421	159,117	104,212	109,997	16,379,132
Research and development expenses	160,255	83,338	106,300	116,963	6,677,308
Provision for uncollectible advances to affiliates	–	–	–	–	1,004,881
Total operating expenses	337,676	242,455	210,512	226,960	24,061,321
Operating loss before other income (expenses)	(337,676)	(242,455)	(210,512)	(226,960)	(23,461,218)

Other income (expenses)
Other income	–	–	–	247	712,976
Interest income (expense)	–	–	–	–	924,794
Loss on investments in affiliates	–	–	–	(9,516)	(5,271,855)
Gain on disposition of fixed assets	–	–	–	–	42,881
Loss before minority interest and prior period adjustment	$(337,676)	$(242,455)	$(210,512)	$(236,229)	$(27,052,422)
Minority interest in loss of Gold City joint venture	(750)	56,700	6,900	–	107,560
Prior period adjustment	–	–	–	–	48,888
Net loss	$(338,426)	$(185,755)	$(203,612)	$(236,229)	$(26,895,974)

Net loss per common share - basic and fully diluted	$(0.002)	$(0.001)	$(0.001)	$(0.002)
Weighted average common shares outstanding during the period	155,171,137	143,830,088	139,180,333	130,802,512

See accompanying notes.                                                                                                                      (4) See Note 3 to accompanying notes.

Haber, Inc.  (A Development Stage Enterprise)
Consolidated Statements of Operations

	Six Month Period Ended November 30,				For the period from December 2, 1979 (inception) through November 30,
	2006	2005	2004	2003	2006 (4)
				unaudited
Revenues	$–	$45,000	$–	$–	$2,121,588
Direct expenses	–	–	–	–	1,521,485
Gross profit (loss)	–	45,000	–	–	600,103

General and administrative expenses	351,032	302,688	179,457	196,778	16,379,132
Research and development expenses	257,410	197,748	166,693	212,997	6,677,308
Provision for uncollectible advances to affiliates	–	–	–	–	1,004,881
Total operating expenses	608,442	500,436	346,150	409,775	24,061,321
Operating loss before other income (expenses)	(608,442)	(455,436)	(346,150)	(409,775)	(23,461,218)

Other income (expenses)
Other income	–	–	–	1,039	712,976
Interest income (expense)	(5,333)	–	–	–	924,794
Loss on investments in affiliates	–	(45,000)	–	(30,000)	(5,271,855)
Gain on disposition of fixed assets	–	–	–	–	42,881
Loss before minority interest and prior period adjustment	(613,775)	(500,436)	(346,150)	(438,736)	(27,052,422)
Minority interest in loss of Gold City joint venture	(1,050)	61,693	10,830	–	107,560
Prior period adjustment	–	–	–	–	48,888
Net loss	$(614,825)	$(438,743)	$(335,320)	$(438,736)	$(26,895,974)

Net loss per common share - basic and fully diluted	$(0.004)	$(0.003)	$(0.002)	$(0.003)
Weighted average common shares outstanding during the period	152,411,570	143,470,723	138,385,439	130,792,355

See accompanying notes.                                                       (4) See Note 3 to accompanying notes.

Haber Inc. (A Development Stage Enterprise)
Consolidated Statements of Cash Flows
	Six Month Period Ended November 30,				For the period from December 2, 1979 (inception) through November 30,
	2006	2005	2004	2003	2006 (4)
Cash flow from operating activities			unaudited
Net loss	$(614,825)	$(438,743)	$(335,320)	$(438,736)	$(26,895,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	13,574	13,234	9,156	1,585	1,756,693
Amortization	–	–	–	–	1,116,210
Inventory write-off	–	–	–	–	59,112
Gain on disposal of fixed assets	–	–	–	–	(42,881)
Stocks and warrants issued for services	440,909	39,501	301,510	173,614	5,564,057
Compensation recognized under employees’ stock option plans	–	45,000	–	30,000	883,458
Loss on investments in affiliates	–	–	–	–	5,142,591
Minority interest in loss of Gold City joint venture	1,050	(61,693)	(10,830)		(107,560)
Prior period adjustment					(48,888)
Provision for uncollectible advances to affiliates	–	–	–	–	1,004,881
Share-based compensation	13,222	8,842	–	–	30,907
Changes in operating assets and liabilities, net of acquisitions
(Increase) decrease in current assets	(43,827)	2,457	(119,502)	5,001	(83,749)
Increase in current liabilities	252,452	160,443	31,759	71,691	604,833
Net cash provided by (used in) operating activities	62,555	(230,959)	(123,227)	(156,845)	(11,016,310)
Cash flow from investing activities
Patent costs and licenses	–	–	–	–	(30,659)
Purchase of fixed assets	(361,145)	(336,400)	–	(91,771)	(3,245,739)
Proceeds from the sale of fixed assets	–	–	–	–	1,086,007
Investments and advances to affiliates	–	(45,000)	–	–	(3,987,626)
Goodwill acquired	–	–	–	–	(1,085,551)
(Increase) decrease in other assets	–	(20,000)	–	–	(5,131)
Net cash provided by (used in) investing activities	(361,145)	(401,400)	–	(91,771)	(7,268,699)

Haber, Inc. (A Development Stage Enterprise)
Consolidated Statements of Cash Flows (continued)
	Six Month Period Ended November 30,				For the period from December 2, 1979 (inception) through November 30,
	2006	2005	2004	2003	2006 (4)
Cash flow from financing activities			unaudited
Proceeds from issuance of stock	$452,910	$101,999	$–	$–	$18,558,219
Cash dividends	–	–	–	–	(505,976)
Purchase of treasury stock	–	–	–	–	(1,380,684)
Conversion of warrants to common stock	900	6,671	35,209	10,838	187,024
Recovery of insider’s selling profit	–	–	–	–	17,198
Increase in capital lease obligation	–	–	–	70,713	70,713
Payment of capital lease obligation	(7,311)	(7,311)	(3,658)	(32,050)	(370,709)
Advances from related parties	–	100,000	–	–	1,448,547
Repayments to related parties	(43,912)	–	(1,428)	–	(359,280)
Payments received from noncontrolling interest in Gold City joint venture	(7,000)	411,284	72,203	–	717,066
Borrowings of long-term debt	–	–	–	–	1,138,477
Payments of long-term debt	–	–	–	–	(1,138,477)
Proceeds from notes payable	–	–	–	–	25,976
Repayment of notes payable	–	–	–	–	(25,976)
Common stock issued for payment of loan and interest	105,333	–	–	–	129,333
Conversion of stock warrants for payment of loan	–	–	2,000	–	2,000
Expiration of stock subscriptions receivable	–	–	–	–	–
Net cash used in financing activities	500,920	612,643	104,326	49,501	18,513,451

Net (decrease) increase in cash	202,330	(19,716)	(18,901)	(199,115)	228,442
Cash and cash equivalents—beginning of the period	26,112	49,349	50,077	269,105	–
Cash and cash equivalents—end of the period	$228,442	$29,633	$31,176	$69,990	$228,442

See accompanying notes.                                                                                                                                (4) See Note 3 to accompanying notes.

Haber Inc. (A Development Stage Enterprise)
Consolidated Balance Sheets

	February 28,			February 29,
	2007	2006	2005	2004
Assets			unaudited
Current assets:
Cash and cash equivalents	$6,731	$4,318	$80,464	$46,836
Prepaid expense (Note 7)	41,449	22,469	61,715	112,840
Inventories (Note 6)	20,395	20,395	–	–
Total current assets	68,575	47,182	142,179	159,676

Property and equipment
Mineral property rights	659,771	333,000	–	–
Leasehold improvements	24,248	–	–	–
Capital leases	70,713	70,713	70,713	70,713
Equipment	328,747	302,758	297,358	297,358
Furniture and fixtures	45,879	40,379	40,379	40,379
	1,129,358	746,850	408,450	408,450
Less: Accumulated depreciation	370,976	338,062	307,396	281,321
Total property and equipment, net	758,382	408,788	101,054	127,129
Other assets
Loans receivable	–	–	–	(1,203)
Security deposit	–	–	–	–
Investment in Gold City stock	–	–	–	–
Other assets	20,000	20,000	–	–
Total other assets	20,000	20,000	–	(1,203)
Total assets	$846,957	$475,970	$243,233	$285,602

Haber, Inc. (A Development Stage Enterprise)
Consolidated Balance Sheets continued

	February 28,			February 29,
	2007	2006	2005	2004
Liabilities and stockholders’ equity (deficit)			unaudited
Current liabilities:
Accounts payable	$30,014	$10,804	$23,900	$10,560
Accrued expenses	366,845	321,460	84,045	100,260
Cash held pending issuance of common stock	308,000	27,712	224,354	27,717
Liability for unissued common stock	–	–	–	–
Taxes payable	5,000	10,921	18,457	21,742
Due to related parties	–	–	–	–
Other payables and accrued liabilities	–	10,967	15,880	8,934
Total current liabilities	709,859	381,864	366,636	169,213

Due to related parties	300,256	344,168	144,168	145,596
Obligation under long-term lease	–	4,913	8,934	29,730

Commitments and contingencies (Note 21)	–	–	–	–

Stockholders’ equity (deficit):
Preferred stock (Note 13)	1,412,080	1,412,080	1,434,080	1,434,080
Common stock (Note 14)	1,625,145	1,443,614	1,399,322	1,356,007
Common stock warrants outstanding	–	–	5,929	54,160
Capital in excess of par value	24,797,454	23,843,360	23,384,532	22,821,157
Stock subscriptions receivable	–	–	–	–
Noncontrolling interest in Gold City joint venture	609,506	482,006	86,448	–
Accumulated deficit during development stage	(27,226,659)	(26,055,351)	(25,206,132)	(24,348,657)
	1,217,526	1,125,709	1,104,179	1,316,747
Less: Treasury stock, at cost (Note 15)	1,380,684	1,380,684	1,380,684	1,375,684
Total stockholders’ equity (deficit)	(163,158)	(254,975)	(276,505)	(58,937)
Total liabilities and stockholders’ equity (deficit)	$846,957	$475,970	$243,233	$285,602

See accompanying notes.

Haber, Inc.  (A Development Stage Enterprise)
Consolidated Statements of Operations

	Three Month Period Ended February 28,			Three Month Period Ended February 29,	For the period from December 2, 1979 (inception) through February 28,
	2007	2006	2005	2004	2007 (5)
			unaudited
Revenues	$–	$–	$–	$–	$2,121,588
Direct expenses	–	–	–	–	1,521,485
Gross profit (loss)	–	–	–	–	600,103

General and administrative expenses	210,453	141,068	121,525	168,583	16,589,585
Research and development expenses	120,232	73,570	117,016	109,560	6,697,540
Provision for uncollectible advances to affiliates	–	–	–	–	1,004,881
Total operating expenses	330,685	214,638	238,541	278,143	24,392,006
Operating loss before other income (expenses)	(330,685)	(214,638)	(238,541)	(278,143)	(23,791,903)

Other income (expenses)
Other income	–	–	28,097	34,998	712,976
Interest income (expense)	–	–	–	–	924,794
Loss on investments in affiliates	–	–	–	–	(5,271,855)
Gain on disposition of fixed assets	–	–	–	–	42,881
Loss before minority interest and prior period adjustment	(330,685)	(214,638)	(210,444)	(243,145)	(27,383,107)
Minority interest in loss of Gold City joint venture	–	–	4,425	–	107,560
Prior period adjustment	–	–	–	–	48,888
Net loss after prior period adjustment	$(330,685)	$(214,638)	$(206,019)	$(243,145)	$(27,226,659)

Net loss per common share - basic and fully diluted	$(0.002)	$(0.002)	$(0.002)	$(0.002)
Weighted average common shares outstanding during the period	162,501,803	144,326,286	139,666,312	132,456,153

See accompanying notes.                                                                                                                      (5) See Note 3 to accompanying notes.

Haber, Inc.  (A Development Stage Enterprise)
Consolidated Statements of Operations

	Nine Month Period Ended February 28,			Nine Month Period Ended February 29,	For the period from December 2, 1979 (inception) through February 28,
	2007	2006	2005	2004	2007 (5)
			unaudited
Revenues	$–	$45,000	$–	$–	$2,121,588
Direct expenses	–	–	–	–	1,521,485
Gross profit (loss)	–	45,000	–	–	600,103

General and administrative expenses	561,485	443,756	300,982	365,361	16,589,585
Research and development expenses	377,642	271,318	283,709	322,557	6,697,540
Provision for uncollectible advances to affiliates	–	–	–	–	1,004,881
Total operating expenses	939,127	715,074	584,691	687,918	24,392,006
Operating loss before other income (expenses)	(939,127)	(670,074)	(584,691)	(687,918)	(23,791,903)
Other income (expenses)
Other income	–	–	28,097	34,998	712,976
Interest income (expense)	(5,333)	–	–	1,039	924,794
Loss on investments in affiliates	–	(45,000)	–	(30,000)	(5,271,855)
Gain on disposition of fixed assets	–	–	–	–	42,881
Loss before minority interest and prior period adjustment	(944,460)	(715,074)	(556,594)	(681,881)	(27,383,107)
Minority interest in loss of Gold City joint venture	(1,050)	61,693	15,255	–	107,560
Prior period adjustment	–	–	–	–	48,888
Net loss	$(945,510)	$(653,381)	$(541,339)	$(681,881)	$(27,226,659)

Net loss per common share - basic and fully diluted	$(0.006)	$(0.005)	$(0.004)	$(0.005)
Weighted average common shares outstanding during the period	155,738,021	143,752,776	138,806,349	131,344,931
See accompanying notes.                                                                                                 (5) See Note 3 to accompanying notes.

Haber Inc. (A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	Nine Month Period Ended February 28,			Nine Month Period Ended February 29,	For the period from December 2, 1979 (inception) through February 28,
	2007	2006	2005	2004	2007 (5)
Cash flow from operating activities			unaudited
Net loss	$(945,510)	$(653,381)	$(541,339)	$(681,881)	$(27,226,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26,126	20,022	19,799	7,861	1,769,245
Amortization	–	–	–	–	59,112
Inventory write-off	–	–	–	–	1,116,210
Gain on disposal of fixed assets	–	–	–	–	(42,881)
Stocks and warrants issued for services	440,909	39,501	301,510	494,978	5,564,057
Compensation recognized under employees’ stock option plans	–	–	–	–	808,458
Loss on investments in affiliates	–	75,000	–	30,000	5,217,591
Minority interest in loss of Gold City joint venture	1,050	(61,693)	(15,255)	–	(107,560)
Prior period adjustment	–	–	–	–	(48,888)
Provision for uncollectible advances to affiliates	–	–	–	–	1,004,881
Share-based compensation	19,834	13,263	–	–	37,519
Changes in operating assets and liabilities, net of acquisitions
(Increase) decrease in current assets	(38,233)	(362)	(54,703)	(108,420)	(78,155)
Increase in current liabilities	359,687	235,032	190,258	2,123	712,068
Net cash provided by (used in) operating activities	(136,137)	(362,618)	(99,730)	(255,339)	(11,215,002)
Cash flow from investing activities
Patent costs and licenses	–	–	–	–	(30,659)
Purchase of fixed assets	(382,508)	(336,400)	–	(91,771)	(3,267,102)
Proceeds from the sale of fixed assets	–	–	–	–	1,086,007
Investments and advances to affiliates	–	(45,000)	–	–	(3,987,626)
Goodwill acquired	–	–	–	–	(1,085,551)
(Increase) decrease in other assets	–	(20,000)	–	–	(5,131)
Net cash provided by (used in) investing activities	(382,508)	(401,400)	–	(91,771)	(7,290,062)

Haber, Inc. (A Development Stage Enterprise)
Consolidated Statements of Cash Flows (continued)

	Nine Month Period Ended February 28,			Nine Month Period Ended February 29,	For the period from December 2, 1979 (inception) through February 28,
	2007	2006	2005	2004	2007 (5)
Cash flow from financing activities			unaudited
Proceeds from issuance of stock	$454,910	$111,999	$–	$–	$18,560,219
Cash dividends	–	–	–	–	(505,976)
Purchase of treasury stock	–	–	(5,000)	–	(1,380,684)
Conversion of warrants to common stock	900	6,671	43,809	92,178	187,024
Warrants issued to stockholders	–	–	–	–	–
Recovery of insider’s selling profit	–	–	–	–	17,198
Increase in capital lease obligation	–	–	–	70,713	70,713
Payment of capital lease obligation	(10,967)	(10,967)	(10,967)	(32,050)	(374,365)
Advances from related parties	–	200,000	–	–	1,448,547
Repayments to related parties	(43,912)	–	(1,428)	(30,000)	(359,280)
Proceeds from Gold City joint venture	(7,000)	411,284	101,703	–	717,066
Borrowings of long-term debt	–	–	–	–	1,138,477
Payments of long-term debt	–	–	–	–	(1,138,477)
Proceeds from notes payable	–	–	–	–	25,976
Repayment of notes payable	–	–	–	–	(25,976)
Common stock issued for payment of loan and interest	105,333	–	–	24,000	129,333
Conversion of stock warrants for payment of loan	–	–	2,000	–	2,000
Net cash provided by financing activities	499,264	718,987	130,117	124,841	18,511,795

Net (decrease) increase in cash	(19,381)	(45,031)	30,387	(222,269)	6,731
Cash and cash equivalents—beginning of the period	26,112	49,349	50,077	269,105	–
Cash and cash equivalents—end of the period	$6,731	$4,318	$80,464	$46,836	$6,731

See accompanying notes.                                                                                                                         (5) See Note 3 to accompanying notes.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements

1.	Organization, Description of Business and Basis of Presentation

The Company was founded in 1967 as Haber Instruments, Inc., a New York corporation. On April 1, 1980, Haber Instruments, Inc. was acquired through a migratory merger by Haber, Inc. (the "Company"), which had been incorporated in Delaware in October 1979. The only effect of the merger was a change in the state of incorporation and a change in name. The Company has relocated its corporate office from Bayonne, New Jersey to Arlington, Massachusetts as of January 1, 2003.

Haber, Inc. has developed advanced chemical and electrochemical process technologies for separations, extractions, and purifications. The Company spends varying amounts annually on research and development to further improve the technologies and products previously developed and described later. The Company is also now focusing on commercializing these technologies through joint ventures or license agreements.

The primary business of the Company is to develop and market future sales of its process technologies including a) the Haber Gold Process (HGP) for environmentally friendly gold mining technology that also offers additional advantages over cyanide, and b) the Haber E-Scrap System (HESS) based on the HGP technology for extracting both precious and non-precious metals from electronic scrap. The Company may also seek licenses, joint ventures, or other arrangements with large industrial partners. These arrangements would include the sales or grants of uses of its technology in exchange for cash payments, as well as a percentage of the business, such as net smelter return.

The Haber Gold Process (HGP) is a chemical system discovered by Norman Haber, the Chairman of the Company, for the hydrometallurgical extraction of gold from its ores, concentrates, and industrial coatings and materials.

The Company also controls the proprietary operational features and key science insights for the technology called ElectroMolecularPropulsion™ ("EMP"), which it believes has broad application in the chemical, biomedical and electronic fields. EMP is a fundamental electrokinetic technology invented and developed by Norman Haber.  EMP is an electrochemical process, which enables the movement or positioning of a variety of different molecules. It operates in a manner analogous to other known technologies, such as electrophoresis and Chromatography. EMP is distinguished from other known techniques by the mechanisms involved, the scope of applicability, and the great speed and control of the results useful with micro and ultra-micro analysis.

The only products that the Company provides is the EMP-15D/A and the ancillary capillary micro-preparative EMP instrument. The Company also seeks licenses, joint ventures, or other arrangements with large industrial partners. These arrangements include the sales or grants of uses of its technology in exchange for cash payments, as well as a percentage of the business, such as net smelter return.

The supply sources for supplies and raw materials used in the manufacture of the EMP-15D/A and capillary micro-preparative EMP instruments are not confined to any specific location or company, but are universally available.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, Haber, Inc., its wholly-owned subsidiary, Haber Mining Ghana Limited and Haber, Inc and Gold City, Inc. Joint Venture, a consolidating variable interest entity. The Etruscan Haber Joint Venture Limited is an unconsolidated variable interest entity recorded using the equity method reflected in the consolidated balance sheet as the Equity Investment in the Etruscan joint venture. (See Note 8 Joint Ventures and Note 9 Variable Interest Entities.)All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized upon shipment of the product or delivery of the service to the customer, which coincides with passage of title and risk of loss to the customer. Customer acceptance provisions exist only in the design stage of our products. No general rights of return exist for customers once the product has been delivered. Shipping and handling costs associated with sales are recorded as cost of goods sold. Sales discounts and rebates are estimated based on past experience and are recorded as a reduction of net sales in the period in which the sale is recognized.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories consist of raw materials such as electronic waste (E-waste) containing precious metals for recovery processing, and supplies of parts and partially completed units which are valued at the lower of cost (specifically identified) or market. (See Note 6.)

Property and Equipment

Property and equipment are carried at cost. Equipment is stated at cost and depreciated using the straight-line method over useful lives of three to seven years or the lease period, whichever is shorter.  Furniture and fixtures are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Mineral property rights are valued as a non-depreciable asset due to the early exploratory stage of those property rights.

The Company records leases as a capital lease if at lease inception it meets one or more of four criteria in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS No. 13”).  The Company records capital leases as an asset and an obligation at the lesser of an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term or fair value of the leased assets.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to holders of common shares by the weighted average number of shares outstanding for the period.  The weighted average number of common shares excludes certain restricted shares that are outstanding but are not freely tradable on the open market during the restriction period.  Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted into common shares.

Options and warrants to purchase common shares were not included in the computation of diluted earnings for any of the periods presented because to do so would be antidilutive.  Therefore, basic loss per share is the same as dilutive loss per share. (see Note 17 for warrants and options outstanding )

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

Research and Development Costs

The primary business of the Company is to develop and market future sales of its process technologies including a) the Haber Gold Process (HGP) for environmentally friendly gold mining technology, and b) the Haber E-Scrap System (HESS) based on the HGP technology for extracting both precious and non-precious metals from electronic scrap. The Company’s research and development cost consists of costs related to precious metals for both extraction and recovery processes and EMP technology.  The Company charges research and development costs not incurred in conjunction with contractual obligations to expense as it is incurred.

Stock Compensation

Effective June 1, 2005, the Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”), using the modified prospective approach, which revised FAS No. 123 and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”. Under this transition method, compensation expense recognized in the year ended May 31, 2006 included compensation expense for all stock-based payments granted during the fiscal year ended May 31, 2006 and for all stock-based payments granted prior to, but not yet vested, as of June 1, 2005 based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated.

SFAS No. 123(R) requires companies that adopt its provisions prospectively to recognize compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods.  The adoption of SFAS No. 123(R) does not affect the Company’s net cash flows, but it does reduce net earnings and net earnings per share, both basic and diluted. The Company recognized stock based compensation costs of $26,446 and $17,685 for the years ended May 31, 2007 and 2006, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities including work program estimates for exploration costs at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

Variable Interest Entities

During 2003, the FASB issued Interpretation No. 46R “Variable Interest Entities” (“FIN 46R”), which provides guidance for identifying and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). In November 2005 the Company entered into a Joint Venture Agreement with Gold City Inc. to provide the Company’s technology to extract gold from gold bearing ore, tailings and electronic waste.(E-waste) The agreement also provides for sharing of the profits and losses resulting from defined projects including funds provided by Gold City for a) the U.S. production plant for the extraction and recovery of precious and base metals from E-waste and gold ore, b) the program for small scale miners in Ghana, c) large scale mining concessions in Ghana and d) operation of mining sites in the U.S. to produce gold concentrate from processing. The Company has determined that the contractual arrangements result in the classification of the Haber/Gold City Inc. Joint Venture as a VIE.  In addition, because of the restrictive requirements of the contract, effectively giving the Company control of the Joint Venture, the Company is deemed to be the primary beneficiary of Haber/Gold City Joint Venture resulting in the full consolidation of Haber/Gold City Joint Venture beginning in November 2005. The consolidated amount attributed to Gold City Inc.'s uncontrolled interest was $557,006.

Joint Ventures

Haber has entered into a joint venture with Etruscan Resources Inc. to explore 1,331 square kilometers of gold concessions in the Western and Brong Ahafo Regions of Ghana. Under the terms of the joint venture, each company will initially have an equal interest in the project.  The parties have formed "Etruscan Haber Joint Venture Limited," a Ghanaian corporation through which Etruscan will manage the project and provide exploration and mining expertise on all the concessions. Etruscan has the option to increase its interest to 75 percent of the joint venture by investing an additional $2.5 million dollars over a period of three years.  If this option is exercised, for every three dollars that Etruscan subsequently invests, Haber must contribute an additional dollar to the project in order to maintain a 25 percent interest in the joint venture. Should Haber's participating interest drop below 10%, its interest shall be converted to a 5% net smelter return royalty.

Haber retains the right to unilaterally explore, mine and process all alluvial gold on the properties, so long as such activity does not interfere with the joint venture's mining operations or objectives.

If the joint venture decides to begin mining operations on the properties, Haber's environmentally friendly Haber Gold Process (HGP) technology would be used under a licensing agreement with terms to be negotiated in good faith, provided that Haber can prove its process is at least as economical as traditional extraction technologies. The terms of the licensing arrangement for the joint venture would then be negotiated between the parties.   The license would also include granting Etruscan Resources Inc. the right to use HGP technology on any of its other gold processing operations.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS No. 154”), is effective for years beginning after December 15, 2005.  FAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The statement, which applies to voluntary changes as well as changes required by accounting pronouncements that do not otherwise provide specific transition provisions, requires retrospective application to prior period’s financial statements where practical. FAS No. 154 did not have an impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning June 1, 2007. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position or results of operations.

During September 2006 the FASB issued Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. Accordingly, this Standard does not require any new fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS No. 157 to have a material impact on its financial position or results of operations.

During September 2006 the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which establishes an approach to the quantification of unadjusted financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of unadjusted errors under both balance sheet and income statement approach. SAB 108 permits companies to record the cumulative effect of initially applying the “dual approach” in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company has no unadjusted errors and the adoption of SAB 108 did not have an impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for fiscal periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to years preceding the effective date are not permitted. We are currently evaluating the impact, if any, of SFAS 160.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

3.           Cumulative Financial Data
The Company has not filed financial statements with the SEC since the third quarter of the fiscal year ended May 31, 2003.  The Company has been in communication with the SEC and this comprehensive filing includes the required late reports for the years ended May 31, 2007, 2006, 2005, 2004 and 2003.  The filing includes quarterly financial information for the three month periods ended August 31, 2006, 2005, 2005 and 2003, The three month and six month periods ended  November 30, 2006, 2005, 2004 and 2003, and the three month and nine month periods ended February 28, 2007, 2006 and 2005 and February 29, 2004.  The Company and the SEC have agreed that it can file one comprehensive filing to satisfy the SEC required reports for the periods above.  The SEC and Haber originally agreed to file this document no later than August 31, 2007.  Since that date the SEC has granted Haber three additional extensions for the required financial data to September 30, 2007, October 31, 2007 and most recently November 30, 2007.  The Company is including the required comprehensive filing with this report.   The Company is also delinquent in filing its quarterly report on Form 10-Q for the three month periods ended August 31, 2007 and  November 30, 2007. The Company expects to request an extension from the SEC and will use its best efforts to file this report in the Company’s fiscal fourth quarter.
(1)
The cumulative data for the period from December 2, 1979 (inception) through May 31, 2007 have been derived by adding the data for fiscal years ended May 31, 2007 through 2003 from our audited financial statements included in this document to the cumulative data for the period from December 2, 1979 (inception) through May 31, 2002 included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

(2)	The cumulative data for the period from December 2, 1979 (inception) through May 31, 2002 have been derived from our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

(3)
The cumulative data for the period from December 2, 1979 (inception) through August 31, 2006 have been derived by adding the unaudited data for three month period ended August 31, 2006 included in this document and the data for fiscal years ended May 31, 2006 through 2003 from our audited financial statements included in this document to the cumulative data for the period from December 2, 1979 (inception) through May 31, 2002 included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

(4)
The cumulative data for the period from December 2, 1979 (inception) through November 30, 2006 have been derived by adding the unaudited data for six month period ended November 30, 2006 included in this document and the data for fiscal years ended May 31, 2006 through 2003 from our audited financial statements included in this document to the cumulative data for the period from December 2, 1979 (inception) through May 31, 2002 included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

(5)
The cumulative data for the period from December 2, 1979 (inception) through February 28, 2007 have been derived by adding the unaudited data for nine month period ended February 28, 2007 included in this document and the data for fiscal years ended May 31, 2006 through 2003 from our audited financial statements included in this document to the cumulative data for the period from December 2, 1979 (inception) through May 31, 2002 included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

4.   Going Concern Conditions

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for a period of at least one year from the current financial statement balance sheet date of May 31, 2007.

The Company has suffered recurring losses from operations that indicates the Company may not be able to continue as a going concern.

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

5.    Related Parties

Receivables and payables have been generated by transactions with related parties, which are detailed as follows:

	May 31,
Description	2007	2006	2005	2004	2003
Due to related parties
Corporate Stockholders	$383,756	$344,168	$144,618	$145,597	$175,596
Total due to related parties	$383,756	$344,168	$144,168	$145,597	$175,596

Due from Related Parties

During the fiscal year 2003, in the ordinary course of business, the Company's Chairman personally paid certain development stage expenses for the Company and he was reimbursed for substantially all of these payments, resulting in the repayment of the $7,521 advance as of May 31, 2003 to the Chairman.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

Due to Related Parties

Because the Company is in the development stage, Haber, Inc. received additional advances from June 1, 2002 to May 31, 2007 of $239,588 from shareholders to pay on-going expenses. The Company repaid $124,266 from June 1, 2002 to May 31, 2007 of previous advances from shareholders. These transactions resulted in the increase of payables due to shareholders as presented in the table above.

The amounts due to shareholders are carried at fair value, have no fixed terms of repayment and bear no interest. No Company assets are pledged to secure their repayment and there are no restrictive covenants on assets.

5.    Related Parties continued

The Directors of the Company authorized the issuance of common stock to all directors in lieu of cash payment of directors' fees as follows:

	May 31,
Common shares granted	2007	2006	2005	2004	2003
Chairman/CEO Norman Haber	375,000	–	–	–	–
Director/COO Albert B. Conti	150,000	225,000	–	–	–
Director/CFO Peter R. D’Angelo	150,000	225,000	–	–	–
Director Peter Tobia	150,000	225,000	–	–	–
Total	825,000	675,000	–	–	–
Fair value
Chairman/CEO Norman Haber	$41,250	$–	$–	$–	$–
Director/COO Albert B. Conti	16,500	22,500	–	–	–
Director/CFO Peter R. D’Angelo	16,500	22,500	–	–	–
Director Peter Tobia	16,500	22,500	–	–	–
Total	$90,750	$67,500	$–	$–	$–

The Company's board of directors did not authorize or issue common stock warrants to directors during  the fiscal year ended May 31, 2007, 2006, 2005, 2004 and 2003.

The Company, as a process technology business with gold processing technology, holds a significant variable interest in a mining and exploration business, Gold City, Inc., with an equity investment as well as beneficial interests and technology licenses. The Company, its beneficial interests as well as technology licenses do not offer any guarantees to Gold City. The arrangements with Gold City do not have any of the characteristics of a variable interest entity nor is the Company and its affiliates the primary beneficiary of Gold City. Likewise, the Company does not own a majority interest in Gold City.

In accordance with accounting pronouncements Gold City is a non-consolidated affiliate of the Company. The Company licensed technology to Gold City in consideration for cash and stock with an initial share distribution of 800,000 shares recorded as an Investment in Gold City stock valued at $30,000 and a subsequent performance distribution of 1,200,000 shares valued at $45,000. The fair value of the Investment in Gold City stock was written off, as Gold City has been experiencing operating losses, in proportion to the interest in Gold City that never exceeded 18.0%. The Company's directors, executive officers and related stockholders as a group also hold beneficial interests in Gold City that never exceeded 20.8% and non-executive officers of the company and their family members hold an additional 7.5% interest in Gold City. The Company and its related party interests have held aggregate interests up to 46.3% of outstanding shares of Gold City. Because of the limited number of shareholder in Gold City there is sufficient concentration of shares by other Gold City shareholders to exercise greater control than the Company and its affiliate interests in Gold City. At no time during the reporting periods did the Company and its officers and their families combined own more than 50% of the common shares of Gold City.

As of May 31, 2007, Haber Inc and its shareholders and employees held 5.13 million shares of Gold City common stock representing 46.3 percent ownership of Gold City. Haber Inc. held 2 million shares, representing 18 percent of the total ownership of Gold City; Haber Inc.’s executives, directors and their families held 2.3 million shares representing 20.8 percent of the total ownership of  Gold City and other Haber employees held .83 million shares representing 7.5 percent ownership of Gold City.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

6.    Inventories

Inventories consist of the following:

	May 31,
	2007	2006	2005	2004	2003
Raw materials	$20,395	$20,395	$–	$–	$–
Supplies	–	–	–	–	–
Work-in-progress	–	–	–	–	–
	$20,395	$20,395	$–	$–	$–

7.    Prepaid Expenses and Other Assets

Prepaid expenses consist of the following:

	May 31,
	2007	2006	2005	2004	2003
Prepaid expense	$28,000	$3,215	$42,500	$3,215	$3,215
Loan receivable Gold City	–	–	–	3,797	–
	$28,000	$3,215	$42,500	$7,012	$3,215

8.    Joint Ventures

Etruscan Resources Ghana Limited and Haber Mining Ghana Limited Joint Venture Agreement
Haber’s wholly owned subsidiary, Haber Mining Ghana Limited, entered into a joint venture with Etruscan Resources Ghana Limited to explore 1,331 square kilometers of gold concessions in the Western and Brong Ahafo Regions of Ghana. These gold concessions are located in the Sefwi Volcanic Belt and the Kumasi Sedimentary Basin which host significant gold deposits including the 60 million ounce Obausi deposit, the 13 million ounce Ahafo deposit, the 9 million ounce Bogoso-Prestea, the 5 million ounce Bibiani deposit, the 2 million ounce Obotan deposit, and the 2 million ounce Chirano deposit.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

8.    Joint Ventures continued

Under the terms of the joint venture, each company will initially have an equal interest in the project.  The parties have formed "Etruscan Haber Joint Venture Limited," a Ghanaian corporation through which Etruscan will manage the project and provide exploration and mining expertise on all the concessions. Etruscan has the option to increase its interest to 75 percent of the joint venture by investing an additional $2.5 million dollars over a period of three years.  If this option is exercised, for every three dollars that Etruscan subsequently invests, Haber must contribute an additional dollar to the project in order to maintain a 25 percent interest in the joint venture. Should Haber's participating interest drop below 10%, its interest shall be converted to a 5% net smelter return royalty.  (See Mineral Property Rights and Extraordinary Gain Note 10 for transaction terms.)

Additionally under the agreement, Haber retains the right to unilaterally explore, mine and process all alluvial gold on the properties, so long as such activity does not interfere with the joint venture's mining operations or objectives.  In the event that the joint venture decides to begin mining operations on the properties, Haber's environmentally friendly Haber Gold Process (HGP) technology would be used under a licensing agreement, provided that Haber can prove its process is at least as economical as traditional extraction technologies. The terms of the licensing arrangement for the joint venture would then be negotiated between the parties.   The license would also include granting Etruscan Resources Inc. the right to use HGP technology on any of its other gold processing operations.

Haber, Inc. and Gold City, Inc. Joint Venture Agreement
(See Variable Interests Entities Note 9 for classification of the Haber/Gold City Inc. Joint Venture as a VIE)

The Company entered into a joint venture September 11, 2005 with its licensee, Gold City Inc. ("Gold City"), a privately held Nevada mining and exploration corporation that owns and controls gold mining sites in Nevada and Arizona. The Company received under the terms of Gold City's hydrometallurgical license a net smelter return of 8-12 percent of all gold and other minerals extracted, and a 5 percent share of all mechanically recovered coarse gold and nuggets. Gold City’s licenses cover the U.S., Mexico, Canada, South America, Australia, Asia and Africa.

Under the terms of the joint venture, Gold City will provide up to $10 million to the Company in exchange for up to a total of 5 million shares of the Company’s restricted common stock and for up to a total of 50 percent of all profits generated by previously announced and future operations that have been financed directly with the funds provided. In the event that Gold City does not provide the Company with the entire $10 million, it will receive a lower number of shares of Haber common stock and reduced profit participation. Thru February, 2008, Gold City has contributed $717,066 under this agreement and in turn has received from Haber a 15% share of Haber’s interest in its joint Venture with Etruscan and 1,000,000 shares of Haber stock of which 500,000 shares were issued in April, 2007 and 500,000 shares issued in October, 2007.

This synergistic arrangement provides Gold City with the opportunity to share revenues in E-scrap and other specific Haber minerals-related opportunities paid for from Gold City’s contributions including large scale mining in Ghana and Wakefield, MA operations, while at the same time allowing Haber to share in any future Gold City's mining revenues that employ HGP technology. The Company receives royalties on all mining projects outside this joint venture under the terms of its licensing agreement. In addition, Haber currently owns 2 million shares of Gold City's common stock from its licensing agreement, which represents approximately 18 percent of Gold City's currently outstanding common stock.

The Company derives substantial funding for their exploration, mining and extraction recovery projects from our strategic relationships with the Etruscan Resources Inc. and Gold City, Inc. The success of each of the Etruscan and Gold City projects depends on our ability to maintain our strategic relationships with these entities. Our business could be negatively impacted not only as a result of the loss of funding attributable to these mining and extraction recovery projects, but also as a result of the impact that a deteriorating relationship with either of these two entities could have on our reputation generally and our relationships with other exploration, mining and extraction industry relationships. Any failure to maintain these relationships could, therefore, result in a substantial impediment to the development of new business relationships to further commercial utilization of the Company’s existing technology and negatively impact development of emerging technology for future commercialization. Haber, Inc. owns 2 million shares of Gold City common stock which represents 18.0% of Gold City’s outstanding common stock as of May 31, 2007. Albert B. Conti, Chairman, CEO and Director and Peter D’Angelo, EVP, CFO, Secretary and Director beneficially own 600,000 and 700,000 shares respectively of Gold City common stock. Norman Haber, Former Chairman & CEO also owns 1 Million Shares of Gold City Stock. Also, Haber, Inc. and its Directors, Executive Officers and Vice Presidents of Haber, Inc., and their families own over forty percent but less than 50% of the total outstanding stock of Gold City as noted elsewhere in this report.

In accordance with accounting pronouncements Gold City is a non-consolidated affiliate of the Company. The Company licensed technology to Gold City in consideration for cash and stock with an initial share distribution of 800,000 shares recorded as an Investment in Gold City stock valued at $30,000 and a subsequent performance distribution of 1,200,000 shares valued at $45,000. The fair value of the Investment in Gold City stock was written off, as Gold City has been experiencing operating losses, in proportion to the interest in Gold City that never exceeded 18.0%. The Company’s directors, executive officers and related stockholders as a group also hold beneficial interests in Gold City that never exceeded 20.8% and non-executive officers of the company and their family members hold an additional 7.5% interest in Gold City. The Company and its related party interests have held aggregate interests up to 46.3% of outstanding shares of Gold City. Because of the limited number of shareholder in Gold City there is sufficient concentration of shares by other Gold City shareholders to exercise greater control than the Company and its affiliate interests in Gold City. At no time during the reporting periods did the company and its officers and their families combined own more than 50% of the common shares of Gold City. Gold City has very limited financial resources at this time but is searching additional funding, as stated previously, Gold City has invested $717,066 in its Joint Venture with Haber and has received for that investment a 15% share of Haber interest in the Etruscan JV and 1,000,000 shares of Haber stock.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

9.    Variable Interest Entities

During 2003, the FASB issued Interpretation No. 46R “Variable Interest Entities” (“FIN 46R”), which provides guidance for identifying and reporting for entities over which control is achieved through means other than voting rights. FIN 46R defines such entities as variable interest entities (“VIEs”). In September, 2005 the Company entered into a Joint Venture Agreement with Gold City Inc. to provide the Company’s technology for purposes of commercially exploiting for profit the Haber Gold Process to extract gold from gold bearing ore, tailings and electronic waste (E-waste).  The agreement also provides for sharing of the profits and losses based on funding levels ranging from an initial contribution of $500,000 for a 15% Gold City interest up to $10,000,000 contributed on or before December 31,2007 for a 50% interest resulting from defined projects. These projects may include funds provided by Gold City for a) the U.S. production plant for the extraction and recovery of precious and base metals from E-waste and gold ore, b) the program for small scale miners in Ghana, c) large scale mining concessions in Ghana and d) operation of mining sites in the U.S. to produce gold concentrate from processing. The Company has determined that the contractual arrangements result in the classification of the Haber/Gold City Inc. Joint Venture as a VIE.  In addition, because of the restrictive requirements of the contract, effectively giving the Company control of the Joint Venture, the Company is deemed to be the primary beneficiary of Haber/Gold City Joint Venture resulting in the full consolidation of Haber/Gold City Joint Venture beginning in November 2005. The consolidated amount attributed to Gold City Inc.'s uncontrolled interest was $557,006.

The Company entered into a joint venture September 11, 2005 with its licensee, Gold City Inc. ("Gold City"), a privately held Nevada mining and exploration corporation that owns and controls gold mining sites in Nevada and Arizona. The Company received under the terms of Gold City's hydrometallurgical license a net smelter return of 8-12 percent of all gold and other minerals extracted, and a 5 percent share of all mechanically recovered coarse gold and nuggets. Gold City’s licenses cover the U.S., Mexico, Canada, South America, Australia, Asia and Africa.

Under the terms of the joint venture, Gold City will provide up to $10 million to the Company in exchange for up to a total of 5 million shares of the Company’s restricted common stock and for up to a total of 50 percent of all profits generated by previously announced and future operations that have been financed directly with the funds provided. In the event that Gold City does not provide the Company with the entire $10 million, it will receive a lower number of shares of Haber common stock and reduced profit participation. Thru February, 2008, Gold City has contributed $717,066 under this agreement and in turn has received from Haber a 15% share of Haber’s interest in its joint Venture with Etruscan and 1,000,000 shares of Haber stock of which 500,000 shares were issued in April, 2007 and 500,000 shares issued in October, 2007.

This synergistic arrangement provides Gold City with the opportunity to share revenues in E-scrap and other specific Haber minerals-related opportunities paid for from Gold City’s contributions including large scale mining in Ghana and Wakefield, MA operations, while at the same time allowing Haber to share in any future Gold City's mining revenues that employ HGP technology. The Company receives royalties on all mining projects outside this joint venture under the terms of its licensing agreement. In addition, Haber currently owns 2 million shares of Gold City's common stock from its licensing agreement, which represents approximately 18 percent of Gold City's currently outstanding common stock.

The Company derives substantial funding for their exploration, mining and extraction recovery projects from our strategic relationships with the Etruscan Resources Inc. and Gold City, Inc. The success of each of the Etruscan and Gold City projects depends on our ability to maintain our strategic relationships with these entities. Our business could be negatively impacted not only as a result of the loss of funding attributable to these mining and extraction recovery projects, but also as a result of the impact that a deteriorating relationship with either of these two entities could have on our reputation generally and our relationships with other exploration, mining and extraction industry relationships. Any failure to maintain these relationships could, therefore, result in a substantial impediment to the development of new business relationships to further commercial utilization of the Company’s existing technology and negatively impact development of emerging technology for future commercialization. Haber, Inc. owns 2 million shares of Gold City common stock which represents 18.0% of Gold City’s outstanding common stock as of May 31, 2007. Albert B. Conti, Chairman, CEO and Director and Peter D’Angelo, EVP, CFO, Secretary and Director beneficially own 600,000 and 700,000 shares respectively of Gold City common stock. Norman Haber, Former Chairman & CEO also owns 1 Million Shares of Gold City Stock. Also, Haber, Inc. and its Directors, Executive Officers and Vice Presidents of Haber, Inc., and their families own over forty percent but less than 50% of the total outstanding stock of Gold City as noted elsewhere in this report.

In accordance with accounting pronouncements Gold City is a non-consolidated affiliate of the Company. The Company licensed technology to Gold City in consideration for cash and stock with an initial share distribution of 800,000 shares recorded as an Investment in Gold City stock valued at $30,000 and a subsequent performance distribution of 1,200,000 shares valued at $45,000. The fair value of the Investment in Gold City stock was written off, as Gold City has been experiencing operating losses, in proportion to the interest in Gold City that never exceeded 18.0%. The Company’s directors, executive officers and related stockholders as a group also hold beneficial interests in Gold City that never exceeded 20.8% and non-executive officers of the company and their family members hold an additional 7.5% interest in Gold City. The Company and its related party interests have held aggregate interests up to 46.3% of outstanding shares of Gold City. Because of the limited number of shareholder in Gold City there is sufficient concentration of shares by other Gold City shareholders to exercise greater control than the Company and its affiliate interests in Gold City. At no time during the reporting periods did the company and its officers and their families combined own more than 50% of the common shares of Gold City. Gold City has very limited financial resources at this time but is searching additional funding, as stated previously, Gold City has invested $717,066 in its Joint Venture with Haber and has received for that investment a 15% share of Haber interest in the Etruscan JV and 1,000,000 shares of Haber stock.

10.    Mineral Property Rights and Extraordinary Gain

The Company invested $333,000 on September 26, 2005 and $326,771 on October 31, 2006 to acquire certain Ghana, West Africa mineral property rights licenses that gave them concessions with reconnaissance licensing rights known as the Good Ground and the Uprightness properties, respectively, and an option to purchase reconnaissance licensing rights for a property known as Eternity.  The Good Ground and Uprightness mineral property rights were recorded in property and equipment.

On January 22, 2007 Haber Mining Ghana Limited entered into a joint venture agreement with Etruscan Resources Ghana Limited (“Etruscan”) for the purpose of exploring and, if warranted, developing and mining the lands governed by Good Ground, Uprightness and Eternity licenses. In exchange, the Company exercised its right to acquire the Eternity License funded by Etruscan and transfer those property rights along with Good Ground and Uprightness property rights to the Etruscan Haber Joint Venture Limited.  Etruscan paid $700,000, in cash, on Haber’s behalf remitting, $387,000 for the Eternity license and Ghana Mineral’s Commission fees for Eternity’s reconnaissance license and conversion of Good Ground’s reconnaissance license to four prospecting licenses as well as bank and legal costs. The balance of $313,000 was remitted in cash to Haber for its unrestricted use with Etruscan relinquishing any claim or expectation of further consideration for those funds.

The Company’s mineral property rights for Good Ground and Uprightness reconnaissance licenses valued at $659,771 and  Eternity reconnaissance and Good Ground prospecting licenses valued at $387,000 held by Haber were transferred  to the joint venture at a total value of  $1,046,771 of which $523,386 represents Haber’s 50% equity interest in the joint venture. The resulting recorded investment from Haber’s was $659,771 less $313,000 cash retained or $346,771. The transfer of the assets resulted in a recorded investment in the joint venture of $346,771.  The Company’s fair value interest in the joint venture of $523,386, in excess of the consideration given by Haber of $346,771, was recognized in the fourth quarter ended May 31, 2007 upon completion of the certain terms and conditions as an extraordinary gain of $176,615 in Haber’s financial statements.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

11.    Income Taxes

The Company has experienced tax losses since its inception through May 31, 2007. For this reason, no provision for current income tax expense has been recorded in the financial statements. No income taxes are due or receivable.

The Company is delinquent with its SEC required reports since February 2003.  Since financial statements were not available the Company has not been able to file its Federal and State income tax returns since fiscal year 2001.  The Company has been in communication with local representatives of the IRS in Massachusetts to keep them informed about the Company’s progress on completing its financial statements.  The Company plans to use its best efforts to complete all delinquent tax returns.  Although the Company is incurring losses and has tax loss carryforwards they may be subject to penalties with the tax authorities because of the late tax filings.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

11.    Income Taxes continued

The components of the deferred tax assets and deferred tax liabilities are as follows:

	May 31,
	2007	2006	2005	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$3,541,540	$3,331,921	$3,310,474	$3,401,956	$3,930,645
Stock-based compensation	10,803	7,224	–	–	–
Property and equipment	49	1,565	670	1,579	–
Other	–	–	–	–	–
Total deferred tax assets	3,552,392	3,340,710	3,311,143	3,403,535	3,930,645
Deferred tax liabilities:	–	–	–	–	–
Property and equipment	–	–	–	–	402
Other	30,638	30,638	–	–	–
Total deferred tax liabilities	30,638	30,638	–	–	402
Net deferred tax asset before valuation allowance	3,521,754	3,310,072	3,311,143	3,403,535	3,930,243
Less: Valuation allowance	3,521,754	3,310,072	3,311,143	3,403,535	3,930,243
Net deferred tax assets and liabilities	$–	$–	$–	$–	$–

	May 31,
	2007	2006	2005	2004	2003
Book loss	$(1,071,719)	$(879,179)	$(737,177)	$(998,017)	$(165,383)
Federal Tax at Statutory Rate	$(374,734)	$(321,798)	$(266,190)	$(338,806)	$(57,884)
State income taxes, net of federal benefit	(62,634)	(53,786)	(44,492)	(56,629)	(9,675)
Income tax expense	(437,368)	(375,584)	(310,682)	(395,435)	(67,559)
Valuation Allowance	437,368	375,584	310,682	395,435	67,559
Income tax expense	0	0	0	0	0
Effective income tax rate	0	0	0	0	0

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

11.    Income Taxes continued

The valuation allowance for deferred tax assets relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily federal net operating loss carry forwards. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment it has determined the deferred tax assets are not currently realizable. However, the Company’s assessment may change as it moves from the development phase to the production phase of certain mining properties. The Company will continue to monitor Company-specific, mining industry and worldwide economic factors and will reassess the likelihood that the Company’s net operating loss carry forwards and other deferred tax attributes will be utilized prior to their expiration.

As of May 31, 2007, the Company has federal net operating loss (NOL) carryforwards for income tax purposes of approximately $8,600,000 expiring through 2027. If not offset against taxable income, the operating loss carryforwards will expire.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

11.    Income Taxes continued

The Company has not yet completed required testing to determine if it has experienced any ownership changes as defined by the US Internal Revenue Code. The amount of the tax net operating loss carryforwards shown above could be limited as to future use in reducing taxable income if any ownership change(s) have occurred since 1993.

12.           Share Activity for Redeemable Preferred Stock and Common Stock

Following is shares activity for redeemable preferred stock and common stock:
Shares Activity	Redeemable Preferred Stock	Common Stock
December 2, 1979 (inception) through May 31, 1988	152,926	10,609,622
Stock issued for services	–	6,375
Conversion of preferred stock	(1,100)	1,838
Stock issued as collateral	–	165,000
Cash in private offering	–	837,239
Correction of prior issuance	–	(23,174)
Stock issued for payment of interest	–	30,000
Balance at May 31, 1989	151,826	11,626,900
Stock issued for services	–	400,000
Conversion of preferred stock	(900)	1,503
Stock issued in payment of debt and interest	–	3,634,809
Cash in private offering	–	40,000
Correction of private issuance	–	(2,000)
Stock issued for compensation	–	251,114
Balance May 31, 1990	150,926	15,952,326
Stock issued for services	–	1,850,993
Conversion of warrants	–	200,000
Cash in private offering	–	1,517,641
Correction of prior issuance	–	20,400
Balance at May 31, 1991	150,926	19,541,360
Stock issued for services	–	461,875
Stock issued for payment of liabilities	–	755,040
Cash in private offering	–	1,404,995
Correction of prior issuance	–	(90,767)
Conversion of preferred stock	(1,379)	2,304
Conversion of warrants	–	915,000
Net loss for the year	–	–
Balance at May 31, 1992	149,547	22,989,807

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

12.Share Activity for Redeemable Preferred Stock and Common Stock continued

Shares Activity	Redeemable Preferred Stock	Common Stock
Balance at May 31, 1992	149,547	22,989,807
Stock issued for services	–	629,800
Cash in private offering	–	1,274,343
Balance May 31, 1993	149,547	24,893,950
Cash in private offering	–	993,703
Stock issued for services	–	463,000
Conversion of warrants	–	87,000
Stock returned from directors	–	(1,709,915)
Balance at May 31, 1994	149,547	24,727,738
Cash in private offering	–	411,547
Stock issued for services	–	2,012,590
Conversion of warrants	–	105,081
Stock returned from directors	–	(210,000)
Conversion of preferred stock	(3,239)	5,412
Balance at May 31, 1995	146,308	27,052,368
Sale of stock	–	2,301,000
Stock issued for services	–	2,896,111
Conversion of warrants	–	9,200
Rescission obligation converted stock	–	1,304,949
Repayment of borrowed shares	–	1,820,379
Acquisition of equity interest in Medco Health Corp.	–	7,300,000
Balance May 31, 1996	146,308	42,684,007
Sale of stock	–	2,744,474
Stock issued for services		661,319
Stock issued for payment of liabilities	–	391,000
Balance at May 31, 1997	146,308	46,480,800

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

12.	Share Activity for Redeemable Preferred Stock and Common Stock continued

Shares Activity	Redeemable Preferred Stock	Common Stock
Balance at May 31, 1997	146,308	46,480,800
Sale of stock	–	6,275,000
Stock issued for services		3,998,573
Balance at May 31, 1998	146,308	56,754,373
Sale of stock	–	4,926,334
Stock issued for services	–	13,320,195
Conversion of warrants	–	–
Stock issued in payment of liabilities	–	1,666,667
Balance May 31, 1999	146,308	76,667,569
Conversions of stock	(900)	1,169
Sale of stock	–	1,838,754
Stock issued for services	–	6,180,000
Stock issued for payment of liabilities	–	140,000
Buyout of investment	–	960,000
Balance at May 31, 2000	145,408	85,787,492
Sale of stock	–	1,918,800
Correction of prior accounting	(200)	–
Stock issued for services	–	3,100,000
Balance May 31, 2001	145,208	90,806,292
Sale of stock	–	1,500,000
Stock issued for services	–	8,464,771
Balance at May 31, 2002	145,208	100,771,063
Conversion of preferred stock	(1,800)	3,008
Sale of stock	–	26,019,718
Stock issued for services	–	1,032,565
Conversion of warrants	–	1,610,231
Balance May 31, 2003	143,408	129,436,585

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

12.	Share Activity for Redeemable Preferred Stock and Common Stock continued

Shares Activity	Convertible Preferred Stock	Common Stock
Balance May 31, 2003	143,408	129,436,585
Sale of stock	–	708,000
Stock issued for services	–	2,403,172
Stock issued payment of loan	–	150,000
Conversion of warrants	–	3,898,928
Balance May 31, 2004	143,408	136,596,685
Sale of stock	–	1,702,529
Stock issued for services	–	2,371,160
Common stock issued for payment of loan and interest		100,000
Conversion of warrants	–	2,065,594
Balance May 31, 2005	143,408	142,835,968
Conversion of preferred stock	(2,200)	2,340
Sale of stock	–	1,642,809
Stock issued for services	–	1,080,149
Conversion of warrants	–	342,500
Balance May 31, 2006	141,208	145,903,766
Sale of stock	–	12,725,694
Stock issued for services	–	6,316,720
Stock issued for payment of loan and interest	–	1,800,570
Stock issued for investment in Gold City Joint Venture	–	500,000
Conversion of warrants	–	30,000
Balance at May 31, 2007	141,208	167,276,750

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

13.	Redeemable Preferred Stock

Redeemable Preferred Stock consists of the following:

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

At the end of the fiscal years ended May 31, 2007, 2006, 2005, 2004 and 2003, the Company was not liable for any unpaid dividends on preferred stock, neither for those fiscal years nor in arrears.

The following activity for redeemable preferred stock took place between June 1, 2002 and May 31, 2007.  In May 2003 and May 2006, 1,800 shares and 2,200 shares of stock respectively were converted to common stock.

Following is information for Redeemable Preferred Stock as of May 31:

	May 31,
Redeemable Preferred Stock	2007	2006	2005	2004	2003
Par value	$10.00	$10.00	$10.00	$10.00	$10.00
Shares authorized	600,000	600,000	600,000	600,000	600,000
Shares issued and outstanding	141,208	141,208	143,408	143,408	143,408
Amount at par value	$1,412,080	$1,412,080	$1,434,080	$1,434,080	$1,434,080

Following is information for Redeemable Preferred Stock as of August 31:

	August 31,
Redeemable Preferred Stock	2006	2005	2004	2003	2002
Par value	$10.00	$10.00	$10.00	$10.00	$10.00
Shares authorized	600,000	600,000	600,000	600,000	600,000
Shares issued and outstanding	141,208	141,208	143,408	143,408	145,208
Amount at par value	$1,412,080	$1,412,080	$1,434,080	$1,434,080	$1,452,080

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

13.	Redeemable Preferred Stock continued

Following is information for Redeemable Preferred Stock as of November 30:

	November 30,
Redeemable Preferred Stock	2006	2005	2004	2003	2002
Par value	$10.00	$10.00	$10.00	$10.00	$10.00
Shares authorized	600,000	600,000	600,000	600,000	600,000
Shares issued and outstanding	141,208	141,208	143,408	143,408	145,208
Amount at par value	$1,412,080	$1,412,080	$1,434,080	$1,434,080	$1,452,080

Following is information for Redeemable Preferred Stock as of February 28/29:

	February 28/29
Redeemable Preferred Stock	2007	2006	2005	2004	2003
Par value	$10.00	$10.00	$10.00	$10.00	$10.00
Shares authorized	600,000	600,000	600,000	600,000	600,000
Shares issued and outstanding	141,208	141,208	143,408	143,408	145,208
Amount at par value	$1,412,080	$1,412,080	$1,434,080	$1,434,080	$1,452,080

14.	Common Stock

Following is information for Common Stock as of May 31:

	May 31,
Common Stock	2007	2006	2005	2004	2003
Par value	$0.01	$0.01	$0.01	$0.01	$0.01
Shares authorized	230,000,000	230,000,000	200,000,000	150,000,000	150,000,000
Shares issued and outstanding	167,276,750	145,903,766	142,835,968	136,596,685	129,436,585
Amount at par value	$1,672,768	$1,459,038	$1,428,360	$1,365,967	$1,294,364

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

14.	Common Stock continued

Following is information for Common Stock as of August 31:

	August 31,
Common Stock	2006	2005	2004	2003	2002
Par value	$0.01	$0.01	$0.01	$0.01	$0.01
Shares authorized	230,000,000	200,000,000	150,000,000	150,000,000	150,000,000
Shares issued and outstanding	152,060,716	143,150,808	138,900,534	130,745,003	102,813,921
Amount at par value	$1,520,607	$1,431,508	$1,389,005	$1,307,450	$1,028,140

Following is information for Common Stock as of November 30:

	November 30,
Common Stock	2006	2005	2004	2003	2002
Par value	$0.01	$0.01	$0.01	$0.01	$0.01
Shares authorized	230,000,000	200,000,000	200,000,000	150,000,000	150,000,000
Shares issued and outstanding	162,491,203	144,275,953	139,562,201	131,178,336	107,575,759
Amount at par value	$1,624,912	$1,442,760	$1,395,622	$1,311,783	$1,075,759

Following is information for Common Stock as of February 28/29:

	February 28/29,
Common Stock	2007	2006	2005	2004	2003
Par value	$0.01	$0.01	$0.01	$0.01	$0.01
Shares authorized	230,000,000	200,000,000	200,000,000	150,000,000	150,000,000
Shares issued and outstanding	162,514,472	144,361,424	139,932,201	135,600,685	108,846,485
Amount at par value	$1,625,145	$1,443,614	$1,399,322	$1,356,007	$1,088,465

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

15.   Treasury Stock

From time to time the Company will purchase common stock for the convenience of its stockholders.  There were 115,137 shares of common stock held in treasury as May 31, 2002. No shares were purchased or issued from treasury in fiscal 2003, 2004 and 2006. In fiscal 2005, we purchased 26,315 shares from our Chief Executive Officer into treasury for $5,000 and in fiscal 2007, we purchased 85,471 shares from a Shareholder into treasury for $10,000.  There were 226,923 shares in treasury at May 31, 2007.

Following is information for Treasury Stock as of May 31:

	May 31,
Treasury Stock	2007	2006	2005	2004	2003
Shares repurchased	226,923	141,452	141,452	115,137	115,137
Amount	$1,390,684	$1,380,684	$1,380,684	$1,375,684	$1,375,684

Following is information for Treasury Stock as of August 31:

	August 31,
Treasury Stock	2006	2005	2004	2003	2002
Shares repurchased	141,452	141,452	115,137	115,137	115,137
Amount	$1,380,684	$1,380,684	$1,375,684	$1,375,684	$1,375,684

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

15.   Treasury Stock continued

Following is information for Treasury Stock as of November 30:

	November 30,
Treasury Stock	2006	2005	2004	2003	2002
Shares repurchased	141,452	141,452	115,137	115,137	115,137
Amount	$1,380,684	$1,380,684	$1,375,684	$1,375,684	$1,375,684

Following is information for Treasury Stock as of February 28/29:

	February 28/29,
Treasury Stock	2007	2006	2005	2004	2003
Shares repurchased	141,452	141,452	141,452	115,137	115,137
Amount	$1,380,684	$1,380,684	$1,380,684	$1,375,684	$1,375,684

16.   Share-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The provisions of SFAS No. 123(R) were required to be applied effective January 1, 2006.

Stock-Based Compensation

Prior to June 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as described by Financial FASB Interpretation No. 44. Accordingly, no compensation expense was required to be recognized as long as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant.

Effective June 1, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payments” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the year ended May 31, 2006 included compensation expense for all stock-based payments granted during the fiscal year ended May 31, 2006 and for all stock-based payments granted prior to, but not yet vested, as of June 1, 2005 based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated.

SFAS No. 123(R) requires companies that adopt its provisions prospectively to recognize compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

16.   Share-Based Compensation continued

The adoption of SFAS No. 123(R) does not affect the Company’s net cash flows, but it does reduce net earnings and net earnings per share, both basic and diluted.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions required by SFAS No. 123R at the beginning of fiscal year 2005:

2005
Net income(loss) as reported	(737,137)

Deduct total stock-based compensation, net of tax	(351,069)
Pro forma net income (loss)	(1,088,206)
Basic net income (loss) per share — as reported	(0.005)
Basic net income (loss) per share — pro forma	(0.008)
Diluted net income (loss) per share — as reported	n/a
Diluted net income (loss) per share — pro forma	n/a

Warrants issued to Key Employees

The Company issued 6,200,000 and 40,000,000 warrants to three key officers during the years ended May 31, 2007 and 2005, respectively. The Company assumed an estimated zero percent forfeiture rate for these warrants. The calculated fair value for the warrants issued during 2007 was $30,601, utilizing a stock volatility factor of 46.5%, a risk free interest rate of 4.97% and an estimated life of 3 years. The calculated fair value for the 2005 warrants was $585,115 utilizing a stock volatility factor of 63.7%, a risk free interest rate of 4.11% and an estimated life of 5 years for 34.5 million warrants and 2 years for 5.5 million warrants.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

16.   Share-Based Compensation continued

The valuation period, vesting period and fair values of the warrants were calculated in accordance with FAS 123(R).  The fair value was calculated using a lattice model for estimating the warrants’ value considering the probability of the market price reaching the required minimums ranging from $.5 to $2.20 over the life of the warrants. There was no explicit, requisite service period required when the warrants were issued; however, the vesting period was derived based on the estimated time required for the share price to reach the market price conditions set forth in the grant documents.

The table below provides the life, market hurdle price, probably fair value, intrinsic value and derived vesting period.

FYE May 31,	Warrants (1 per share)	Exercise Price	Warrant Life (years)	Market Price Hurdle	Lattice Per Warrant	Lattice Probable Fair Value	Market Price at Issuance	Intrinsic Value at Issuance	Derived Vesting Period (yrs)
2005	10,000,000	$0.100	5	n/a	$0.041	$407,708	$0.075	$0.000	1
2005	5,000,000	0.100	5	$0.500	0.004	17,916	0.075	0.000	4
2005	5,000,000	0.100	5	1.000	0.002	8,958	0.075	0.000	4
2005	5,000,000	0.100	5	1.500	0.001	5,972	0.075	0.000	4
2005	5,000,000	0.100	5	2.000	0.001	4,479	0.075	0.000	4
2005	4,500,000	0.145	5	n/a	0.030	135,038	0.075	0.000	1
2005	2,750,000	0.145	2	1.000	0.001	3,363	0.075	0.000	2
2005	2,750,000	0.145	2	2.000	0.001	1,682	0.075	0.000	2
2007	3,100,000	0.160	3	1.100	0.006	20,082	0.145	0.000	3
2007	3,100,000	0.160	3	2.100	0.003	10,519	0.145	0.000	3
	46,200,000					$615,716

The Company had outstanding stock warrants for 46,200,000 shares of common stock for the year ended May 31, 2007 and 40,000,000 shares for the years ended May 31, 2006 and 2005.  The unvested warrants were 9,154,156, 16,274,699 and 23,008,774 for the years ended May 31, 2007, 2006 and 2005, respectively. The Company recorded $26,466 and $17,685 in share-based compensation expense related to the vested warrants for the years ended May 31, 2007 and 2006, respectively and expects to record $24,190 over the remaining vesting period. The share-based payment expense associated with these warrants was ratably recorded for each quarter during the fiscal years.  The quarterly expense for each quarter was $6,611 and $4,421 for the years ended May 31, 2007 and 2006.  The tables below present the award, exercise and vesting period for the warrants.

Year Ended May 31,	2005	2006	2007
Fair Value of Warrants Issued	585,115		30,601
Disclosure only under FAS 123	547,395
Share-based Compensation		17,685	26,446
Remaining Expense	68,321	50,635	24,190

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

16.   Share-Based Compensation continued

Warrants issued to Key Employees
Employee Warrants	Activity/ Outstanding	Vesting/ Unvested	Weighted Average Exercise Price	Intrinsic Value	Fair Value	Realized Compensation Expense
As of May 31, 2004	0
Granted	40,000,000	40,000,000	$0.100	$0	$585,115
Exercised	-
Forfeited	-
Expired	-
Vested		16,991,226
As of May 31, 2005	40,000,000	23,008,774				$0
Granted	-
Exercised	-
Forfeited	-
Expired	-
Vested		6,734,075				$17,685
As of May 31, 2006	40,000,000	16,274,699				$17,685
Granted	6,200,000	6,200,000	$0.160	$0	$30,601
Exercised	-
Forfeited	-
Expired	-
Vested		13,319,752				$26,446
As of May 31, 2007	46,200,000	9,154,947				$44,131

Subsequent to May 31, 2007 pursuant to the vote of the Board of Directors of June 7, 2007, the President, Albert B. Conti and the CFO, Peter R. D’Angelo, due to the May 31, 2007 expiration of 3,500,000 and 2,000,000 aggregate bonus options, respectively issued June 20, 2005, were granted 4,000,000 and 2,200,000 aggregate warrants in lieu of previous expired bonus options at exercise prices of $0.160 per share whose term shall expire on May 31, 2010.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

16.   Share-Based Compensation continued

Other Share-Based Payments

During the reporting period, the Company issued shares and warrants for services provided by vendors and awarded shares to executive management as compensation.    The number of shares issued to non-employees for services was 3,289,913, 936,837, 1,597,422, 2,003,372 and 1,893,009 for the years ended May 31, 2007, 2006, 2005, 2004 and 2003 respectively with fair values of $332,401, $123,471, $332,711, $519,078 and $71,670, respectively. The number of shares, and the recorded, intrinsic value for shares issued for services to non-employees, by quarter, is presented in the table below.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

16.   Share-Based Compensation continued

Shares Issued for Services to Non-employees
Fiscal Years ended May 31,	For the Quarters Ended	Shares Issued	Fair Value of Shares
2003	August 31,	1,150,000	$43,700
	February 28,	240,000	$5,040
	May 31,	503,008	$22,930
2003 Total		1,893,008	$71,670
2004	August 31,	750,167	$127,528
	November 30,	50,000	$11,000
	February 29,	1,203,205	$380,550
2004 Total		2,003,372	$519,078
2005	August 31,	1,357,422	$301,511
	February 28,	240,000	$31,200
2005 Total		1,597,422	$332,711
2006	August 31,	577,497	$75,850
	November 30,	52,340	$9,421
	February 28,	250,000	$32,500
	May 31,	57,000	$5,700
2006 Total		936,837	$123,471
2007	August 31,	1,475,684	$137,837
	November 30,	235,000	$23,175
	May 31,	1,579,229	$171,389
2007 Total		3,289,913	$332,401
Grand Total		9,720,552	$1,379,331

The fair value of the shares issued for services was calculated by multiplying the number of shares issued by the share price at the award date commensurate with the service completion date.

Warrants were also issued to non-employees for services.  The warrants were all issued and exercised or forfeited as of May 31, 2005 and therefore were accounted for at their intrinsic value at the issuance date.  The expense for warrants issued for services was $103,500 and $21,875 for the years ended May 31, 2003 and 2001 respectively.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

16.   Share-Based Compensation continued

The table below presents the warrants activity for the warrants issued for services to non-employees:

Warrants Issued for Services to Non-Employees	Activity/ Outstanding	Weighted Average Exercise Price	Intrinsic Value/ Recognized Expense
As of May 31, 2001	1,250,000	$0.020	$21,875
Granted
Exercised
Forfeited
Expired
As of May 31, 2002	1,250,000		$21,875
Granted	-		$0
Exercised	(250,000)	$0.020
Forfeited
Expired
As of May 31, 2003	1,000,000		$0
Granted	500,000	$0.033	$103,500
Exercised	(500,000)	$0.033
Forfeited
Expired
As of May 31, 2004	1,000,000		$103,500
Granted	-		$0
Exercised	(1,000,000)	$0.020
Forfeited	-
Vested
As of May 31, 2005	-		$0

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

16.   Share-Based Compensation continued

Shares Issued to Employees for Services

The following table presents the number and fair value of shares issued to the Company’s executive management as compensation.
Shares Issued for Services - Employees
Fiscal Year Ended May 31,	Shares	Market Price	Expense
2007	525,000	$0.140	$73,500
2006	1,757,106	$0.118	$207,339

Compensation expense was recorded ratably for each quarter in the amount of $18,375 and $51,835 during the years ended May 31, 2006 and 2005, respectively.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

17.  Common Stock Warrant Activity and Common Stock Issued for Services

Warrant activity for the period was as follows:
Description	Weighted Average Exercise Price	Number of Warrants	Value Per Warrant	Total Value	Expiration Date of Options Granted
Balance May 31, 2002	$0.0250	4,012,496	$0.0162	$65,103	–
Correction of prior issuance	0.0182	1,053,687	0.0217	22,903
Stock warrants issued to stockholders	0.0300	2,857,144	0.1050	30,160	01/03/2005
Conversion of warrants to common stock	0.0300	(1,610,200)	0.0156	(25,125)	–
Expired	0.0300	(398,333)	0.0162	(6,453)
Balance May 31, 2003	$0.0241	5,914,794	$0.0146	86,588	–
Stock warrants issued to stockholders	.0330	500,000	0.0150	7,500	03/01/2006
Conversion of warrants to common stock	0.0208	(3,899,200)	0.0110	(42,978)	–
Expired	0.0300	(450,000)	0.0167	(7,500)	–
Balance May 31, 2004	$0.0312	2,065,594	0.0211	43,610	–
Conversion of warrants to common stock	0.0312	(2,065,594)	0.0211	(43,610)	–
Balance May 31, 2005	$–	–	$–	$–	$–

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

Stock issued in payment of services and liabilities

The Company at times will issue common stock as payment for services and liabilities. Below is a summary of such activity.

Description	Number of Common Shares	Total Value
May 31, 2003
Shares issued for services	1,032,565	23,380
May 31, 2004
Shares issued for services	2,403,172	494,978
May 31, 2005
Shares issued for services	2,371,160	408,629
May 31, 2006
Shares issued for services	1,080,149	120,201
May 31, 2007
Shares issued for services	6,316,720	607,098

The valuation method of the above transactions were based on the average market value per share for unrestricted stock issued.

There was no stock issued for employee compensation during these periods other than that issued in lieu of cash payments to directors and officers for services provided. See a complete explanation of this activity under Footnote 5 - Related Party Activities.

18.	Leases Arrangements

The Company conducts its operations from leased facilities which include a) its principal office at 58 Medford Street, Arlington, Massachusetts,  b) an office, lab and pilot recovery operation at 87 B New Salem St., Wakefield, Massachusetts and c) office, laboratory and machine shop operations at 2262 North Federal Highway, Fort Pierce, Florida.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

The Arlington office lease began in 2003 with 1,800 square feet of space, adding 500 square feet in 2004 and 700 square feet in 2005.  The property is leased from a related party.  The spouse and daughters of CEO and Director, Albert B. Conti hold a beneficial interest in the property. The monthly rate is $4,000.00 commencing on January 1, 2007 through December 31, 2007 for a total of $48,000.00 applied towards the purchase of 506,667 shares of Haber Inc. restricted common stock at a 10% discount from closing price on January 3, 2007 of $0.10 for an adjusted price of $0.09 per share.

The Wakefield lease began in August 2006 with 3,000 square feet as tenants at will at a monthly rental rate of $3,500.00 for an 18 month term with future minimum payments of $28,000.

The Fort Pierce lease began in July, 2000 with approximately 2,200 square feet of space after initially leasing 3,600 square feet until November, 2006 after the Wakefield site was leased and includes a laboratory, a prototype machine shop, and a small area for pre-piloting processing.  The lease on the Florida facility was for a primary term of one year, from July 1, 2000 through June 30, 2001. The Company exercised its lease contract option to extend the lease for annual periods ending June 30, 2002 and 2003 and has continued as tenants at will. The monthly lease expense is $1,951 per month plus utilities and sales and rent taxes. The prototype machine shop is used to expedite the design and production of EMP components and all models, for the practical use of EMP. Pre-piloting refers to the first scale up stage from lab bench quantities to evaluate a process in larger quantities

In addition, the Company entered into a $70,713 capital lease for a thermal electron iris (imaging equipment) with a three year term that expired in December, 2006.

In most cases, management expects that in the normal course of business, facility leases will be renewed or replaced by other leases. Rental expense in the fiscal years ended May 31, 2007, 2006, 2005, 2004, and 20031 was $117,778, $97,710, $87,257, $85,218 and $36,000 respectively. The expense includes cash payments and Haber, Inc. common stock issued in lieu of cash payments.  The Company does not have minimum future rental commitments under non-cancelable leases that extend beyond the next twelve months at May 31, 2007.

These facilities house the equipment necessary for the Company to conduct its research and development activities for the foreseeable future.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of May 31, 2007, 2006, 2005, 2004, and 2003:

	May 31,
	2007	2006	2005	2004	2003
Capital leases	$–	$10,967	$26,847	$35,781	$–

19. Commitments and Contingencies

The Company does not have minimum future rental commitments under non-cancelable leases that extend beyond the next twelve months at May 31, 2007.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

a.  The Company’s Etruscan joint venture is obligated to make mining payments during a two year prospecting period to the Ghana government and incur minimum work program exploration costs for prospecting concessions totaling approximately $1,060,000 to maintain our Etruscan joint venture concessions with Ghana’s Ministry of Lands, Forestry and Mines. If the Company’s Etruscan joint venture fails to make these payments when they are due, rights to the property may lapse. There can be no assurance that the Etruscan joint venture will always make payments by the requisite payment dates.

b. The Company has committed to construct a prototype equipment unit for ore and e-scrap processing known as the Aladdin machine at a cost of approximately $50,000 that is Company designed and fabricated with outside vendors and currently in a performance evaluation phase preceding a process trial run with mined ore.

c.  As a result of the joint venture with Etruscan, the Company’s cash position increased as of May 31, 2007 to more than $269,000. As these funds are utilized for R&D including pilot plant activities and machinery as well as general and administrative costs, the Company may be unable to generate sufficient cash from operations and new business relationships for payment of the Company’s liabilities in cash and continue to settle certain obligation on a share basis While the Company seeks to generate sustainable revenue, financial obligations and contractual commitments, could have important consequences to investors.

d.  Because we are a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires, among other things, public companies to have and maintain effective disclosure controls and procedures to ensure timely disclosure of material information and have management review the effectiveness of those controls on a quarterly basis. It also requires public companies to have and maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements and have management review the effectiveness of those controls on an annual basis. Our ability to comply with these requirements has not yet been assessed, and therefore our controls and procedures likely will be less elaborate than would be the case if we represented that we are in compliance. In addition, the Sarbanes-Oxley Act of 2002 requires that publicly-held companies comply with certain corporate governance standards, including standards relating to the independence of a company's board of directors. We are subject to these requirements and do not maintain governance arrangements that would be compliant with the prescribed standards but intend to do so for future periods. As a non-accelerated filer, the Company is not required to have an independent auditor attest to the effectiveness of such internal controls as of May 31, 2007.

e. Currently we are delinquent in filing annual tax returns with the Internal Revenue Service which we intend to remedy in a timely fashion utilizing financial information compiled for this comprehensive five year filing. Since the financial statements were not available, the Company has not been able to file its federal and state income tax returns for the past five filing periods. The Company has been in communication with local representatives of the IRS in Massachusetts to keep them informed about the Company’s progress on completing its financial statements to facilitate preparation of over due tax returns. The Company plans to use its best efforts to complete all delinquent tax returns. Although the Company is incurring losses and has tax loss carryforwards, the Company may be subject to penalties and interest with the tax authorities because their tax returns were not filed on a timely basis.

f. While our corporate governance initiatives need development currently increasing our risk of compliance to the best of our knowledge we are in compliance with the Foreign Corrupt Practices Act.

g. The Company does not carry any insurance such as property, casualty and general liability insurance and is exposed to risks of future material loss related to torts; theft of, damage to, expropriation of, or destruction of assets; business interruption; errors or omissions; injuries to employees; or acts of God.

Haber, Inc. (A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)

20. Cash Flow Information

For the period from December 2, 1979 (inception) through May 31, 2007 the Company paid $5,833 in interest. The Company made no interest payments for the interim quarterly periods or annual periods ended May 31, 2006, 2005, 2004 and 2003. During fiscal year 2007 for the quarter ended August 31, 2006 the Company paid $5,333 in interest including a non-cash share-based payment of $5,000 and a cash payment of $333.  As a development stage company for the period from December 2, 1979 through May 31, 2007, there has been no income tax paid by the Company.

21.	Subsequent Events

Company Chairman and CEO, Norman Haber Dies
The Company’s founder, chairman and chief executive officer, Norman Haber, died on September 22, 2007 at the age of 78. He was the guiding spirit behind the Company’s present drive to commercialize EMP, HGP and many other technological innovations developed by him during a long and distinguished career. He will be sorely missed, but, together with him, we have put a team in place to successfully carry his work forward.

The Company has not filed financial statements with the SEC since the third quarter of the fiscal year ended May 31, 2003. A letter dated December 19, 2007 to the company from the SEC addressing reporting  responsibilities noted the company is not in compliance with its reporting requirements. The SEC requested the company file all required reports within fifteen days or the company may be subject to an administrative proceeding to revoke the registration. The Company has been in communication with the SEC early in January, 2008 siting a potential open issue related to the possible consolidation of an affiliated company. Appropriate data was requested from the affiliate to assess the accounting treatment and additional time was requested to the SEC to review the privately held affiliate data and finalize accounting for the comprehensive filing. The filing will include the required late reports for the years ended May 31, 2007, 2006, 2005, 2004 and 2003.  The filing will also include quarterly financial information for the three month periods ended August 31, 2006, 2005, 2005, and 2003. The three month and six month periods ended  November 30, 2006, 2005, 2004, and 2003, and the three month and nine month periods ended February 28, 2007, 2006 and 2005, and February 29, 2004.  The Company and the SEC have agreed that it can file one comprehensive filing to satisfy the SEC required reports for the periods above.  The SEC and Haber originally agreed to file this document no later than August 31, 2007.  Since that date the SEC has granted Haber three additional extensions for the required financial data to September 30, 2007, October 31, 2007 and most recently November 30, 2007.  The Company is including the required comprehensive filing with this report.   The Company is also delinquent in filing its quarterly report on Form 10-Q for the three month period ended August 31, 2007 and for the six month period ended November 30, 2007.  The Company will use its best efforts to file these reports in the Company’s fiscal fourth quarter.